Form 10-Q
period 2021-09-30
Acumen Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).     Yes  ☐    No  ☒
As of November
15
, 2021, the registrant had 40,470,323 shares of common stock, $0.0001 par value per share, outstanding.

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

•
the therapeutic potential of ACU193, including its potential for improved safety and efficacy, as compared to other monoclonal antibodies in development, as well as the expectations concerning the
INTERCEPT-AD
trial;

•	the success, cost and timing of our development activities, nonclinical studies and clinical trials;

•	the timing and focus of our future clinical trials, and the reporting of data from those trials;

•	our plans relating to commercializing ACU193, subject to obtaining necessary regulatory approvals;

•	our ability to attract and retain key scientific and clinical personnel;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our reliance on third parties to conduct clinical trials of ACU193, and for the manufacture of ACU193 for nonclinical studies and clinical trials;

•	the success of competing therapies that are or may become available;

•	our plans and ability to obtain or protect our intellectual property rights, including extensions of existing patent terms where available;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering ACU193 and technology;

•	potential claims relating to our intellectual property;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	our ability to obtain and maintain regulatory approval of ACU193, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

i

•	our plans relating to the further development and manufacturing of ACU193, including additional therapeutic indications which we may pursue;

•	our ability to develop and maintain our corporate infrastructure, including our ability to remediate our existing material weakness and to design and maintain an effective system of internal controls;

•	our financial performance;

•	the effects of the ongoing COVID-19 pandemic; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
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
We may announce material business and financial information to our investors using our investor relations website (www. investors.acumenpharm.com). We therefore encourage investors and others interested in Acumen to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls.

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$135,802	$43,777
Marketable securities, short-term	64,162	—
Grant receivable	109	109
Prepaid expenses and other current assets	4,840	543

Total current assets	204,913	44,429
Marketable securities, long-term	29,910	—
Property and equipment, net	13	—
Other assets	13	—

Total assets	$234,849	$44,429

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$382	$531
Accrued expenses and other current liabilities	1,107	423
Preferred stock tranche rights liability	—	5,033
Preferred stock warrant liability	—	380

Total liabilities	1,489	6,367
Series A convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2021; 711,203 shares authorized and 477,297 shares issued and outstanding as of December 31, 2020; liquidation preference of $1,067 as of December 31, 2020	—	1,067
Series A-1 convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2021; 11,898,177 shares authorized and 7,537,879 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,847 as of December 31, 2020	—	16,333
Series B convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding at September 30, 2021; 29,457,450 shares authorized and 11,862,043 shares issued and outstanding as of December 31, 2020; liquidation preference of $45,070 as of December 31, 2020	—	39,253
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2021; no shares authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized and 40,470,323 shares issued and outstanding as of September 30, 2021; 50,500,000 shares authorized and 419,124 shares issued and outstanding as of December 31, 2020	4	—
Additional paid-in capital	352,606	8,374
Accumulated deficit	(119,222)	(26,965)
Accumulated other comprehensive loss	(28)	—

Total stockholders’ equity (deficit)	233,360	(18,591)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$234,849	$44,429

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Grant and other revenue	$—	$730	$—	$1,107
Operating expenses
Research and development	1,800	2,994	6,632	6,971
General and administrative	2,135	226	4,537	707

Total operating expenses	3,935	3,220	11,169	7,678

Loss from operations	(3,935)	(2,490)	(11,169)	(6,571)
Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	—	(81,157)	—
Interest income	37	—	45	1
Interest expense	(23)	—	(23)	—
Other income	19	—	47	—

Total other income (expense)	33	—	(81,088)	1

Net loss	(3,902)	(2,490)	(92,257)	(6,570)

Other comprehensive loss
Unrealized loss on marketable securities	(28)	—	(28)	—

Comprehensive loss	$(3,930)	$(2,490)	$(92,285)	$(6,570)

Net loss per common share, basic and diluted	$(0.10)	$(5.94)	$(7.00)	$(15.68)

Weighted-average shares outstanding, basic and diluted	38,266,593	419,124	13,177,983	419,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)
Three Months Ended September 30, 2021

	Series A		Series A-1		Series B				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	477,297	$1,067	7,985,305	$22,963	19,770,070	$150,474	556,570	$—	$9,241	$(115,320)	$—	$(106,079)
Conversion of convertible preferred stock into common stock upon initial public offering	(477,297)	(1,067)	(7,985,305)	(22,963)	(19,770,070)	(150,474)	28,232,672	3	174,501	—	—	174,504
Issuance of common stock for cash, net of issuance costs of $15,441	—	—	—	—	—	—	11,499,998	1	168,558	—	—	168,559
Cashless exercise of common stock warrants	—	—	—	—	—	—	178,847	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	2,236	—	2	—	—	2
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Share-based compensation	—	—	—	—	—	—	—	—	304	—	—	304
Net loss	—	—	—	—	—	—	—	—	—	(3,902)	—	(3,902)

Balance as of September 30, 2021	—	$—	—	$—	—	$—	40,470,323	$4	$352,606	$(119,222)	$(28)	$233,360

Three Months Ended September 30, 2020

	Series A		Series A-1		Series B				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	477,297	$1,067	7,537,879	$16,333	—	$—	419,124	$—	$8,297	$(23,720)	$(15,423)
Share-based compensation	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	(2,490)	(2,490)

Balance as of September 30, 2020	477,297	$1,067	7,537,879	$16,333	—	$—	419,124	$—	$8,336	$(26,210)	$(17,874)

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2021

	Series A		Series A-1		Series B				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	477,297	$1,067	7,537,879	$16,333	11,862,043	$39,253	419,124	$—	$8,374	$(26,965)	$—	$(18,591)
Issuance of milestone shares for cash, net of issuance costs of $16	—	—	—	—	7,908,027	30,031	—	—	—	—	—	—
Exercise of preferred stock warrant	—	—	447,426	1,250	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights liability upon issuance of milestone shares	—	—	—	—	—	81,190	—	—	—	—	—	—
Reclassification of warrant liability upon exercise of preferred stock warrant	—	—	—	5,380	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	137,446	—	614	—	—	614
Conversion of convertible preferred stock into common stock upon initial public offering	(477,297)	(1,067)	(7,985,305)	(22,963)	(19,770,070)	(150,474)	28,232,672	3	174,501	—	—	174,504
Issuance of common stock for cash, net of issuance costs of $15,441	—	—	—	—	—	—	11,499,998	1	168,558	—	—	168,559
Cashless exercise of common stock warrants	—	—	—	—	—	—	178,847	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	2,236	—	2	—	—	2
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Share-based compensation	—	—	—	—	—	—	—	—	557	—	—	557
Net loss	—	—	—	—	—	—	—	—	—	(92,257)	—	(92,257)

Balance as of September 30, 2021	—	$—	—	$—	—	$—	40,470,323	$4	$352,606	$(119,222)	$(28)	$233,360

Nine Months Ended September 30, 2020

	Series A		Series A-1		Series B				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	477,297	$1,067	7,537,879	$16,333	—	$—	419,124	$—	$8,220	$(19,640)	$(11,420)
Share-based compensation	—	—	—	—	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	—	—	—	—	(6,570)	(6,570)

Balance as of September 30, 2020	477,297	$1,067	7,537,879	$16,333	—	$—	419,124	$—	$8,336	$(26,210)	$(17,874)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(92,257)	$(6,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	—
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	81,157	—
Share-based compensation expense	557	116
Amortization of premiums on marketable securities, net	21	—
Non-cash interest income from marketable securities	(27)	—
Changes in operating assets and liabilities:
Grant receivable	—	(187)
Prepaid expenses and other current assets	(4,297)	461
Other assets	(13)	(378)
Accounts payable	(149)	1,231
Accrued expenses and other current liabilities	685	734

Net cash used in operating activities	(14,322)	(4,593)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(94,095)	—
Purchases of property and equipment	(14)	—

Net cash used in investing activities	(94,109)	—

Cash flows from financing activities
Proceeds from issuance of Series B milestone shares, net of issuance costs	30,031	—
Proceeds from exercise of Series A-1 warrant	1,250	—
Proceeds from exercise of common stock warrants	614	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	168,559	—

Proceeds from stock option exercises	2	—
Net cash provided by financing activities	200,456	—

Net change in cash and cash equivalents	92,025	(4,593)
Cash and cash equivalents at the beginning of the period	43,777	6,552

Cash and cash equivalents at the end of the period	$135,802	$1,959

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosure of noncash financing activities
Reclassification of preferred stock tranche rights liability upon share issuance	$81,190	$—

Reclassification of warrant liability upon exercise of preferred stock warrant	$5,380	$—

Conversion of convertible preferred stock into common stock upon initial public offering	$174,504	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen discovers and develops targeted therapies for the treatment of Alzheimer’s disease (“AD”). Acumen’s lead drug candidate, ACU193, is a humanized monoclonal antibody which selectively targets amyloid-beta oligomers (“A
b
Os”). Acumen and Merck & Co., Inc. (“Merck”) discovered and developed ACU193 through an eight-year research collaboration. Acumen currently holds exclusive rights to the program. The Company submitted an Investigational New Drug Application (“IND”) for ACU193 to the Food and Drug Administration (“FDA”) in the fourth quarter of 2020. We initiated a Phase 1 clinical trial of ACU193 in patients with early AD in April 2021, which we have named
“INTERCEPT-AD.”
Approximately 62 individuals with early AD (mild cognitive impairment or mild dementia due to AD) are expected to be randomized into this double-blind, placebo-controlled, first-in-human
study of ACU193.
INTERCEPT-AD
is designed to establish safety and proof of mechanism. It consists of single-ascending-dose (“SAD”) and multiple-ascending-dose (“MAD”) cohorts and is designed to evaluate the safety, tolerability, pharmacokinetics (“PK”), and target engagement of intravenous doses of ACU193. In October 2021, the Company announced the initial dosing of the first patient in the INTERCEPT-AD trial and subsequently successfully cleared the sentinel safety review. Clinical trial site activation and patient recruitment and enrollment is ongoing and, subject to the rate of site activation and patient recruitment, the Company continues to anticipate topline data from this trial by the end of 2022
.
The Company is subject to the uncertainty of whether the Company’s intellectual property will develop into successful commercial products.
November 2020 Reverse Stock Split
On November 20, 2020, the Company effected a
1-for-30
 reverse
stock split of its authorized, issued and outstanding shares of common stock and convertible preferred stock. Accordingly, all share and per share amounts for the periods presented in the accompanying financial statements and these notes have been adjusted retroactively, where applicable, to reflect this reverse stock split. On November 20, 2020, the Company also increased the number of shares of preferred stock and common stock authorized for issuance (see Note 6).
June 2021 Reverse Stock Split
The Company’s Board of Directors (“Board”) approved a reverse split of shares of the Company’s common stock and convertible preferred stock on a
1-for-1.49
 basis (the “June 2021 Reverse Stock Split”), which was effected on June 23, 2021. The par value and the number of authorized shares of the convertible preferred stock and common stock were not adjusted in connection with the June 2021 Reverse Stock Split. All references to common stock, convertible preferred stock, warrants to purchase common stock, warrants to purchase convertible preferred stock, options to purchase common stock, share data, per share data and related information contained in the financial statements have been retrospectively adjusted to reflect the effect of the June 2021 Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the June 2021 Reverse Stock Split. Any fractional share resulting from the June 2021 Reverse Stock Split was rounded down to the nearest whole share, and any stockholder entitled to a fractional share as a result of the June 2021 Reverse Stock Split received a cash payment in lieu of receiving fractional shares.
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
On July 6, 2021, in connection with the closing of the IPO, 477,297 shares of Series A, 7,985,305 shares of Series
A-1,
and 19,770,070 shares of Series B convertible preferred stock, respectively, automatically converted into an equal number of shares of common stock. Warrants to purchase shares of common stock were automatically net exercised for the purchase of an aggregate of 178,847 shares of common stock.
As a result of the IPO, the underwriters’ exercise of their option, the conversions of the Series A,
A-1
and B convertible preferred stock, and the exercise of the warrants, the Company’s total number of outstanding common shares increased by 39,911,517 immediately following the closing of the IPO.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $119.2 million and $27.0 million, respectively, and working capital of $203.4 million and $38.1 million, respectively. Prior to the IPO, the Company historically relied on raising capital from venture capital firms and private investors and funding from a government grant to finance its operations.
On June 9, 2021, the Board and the holders of more than 67% of the then outstanding shares of Series B convertible preferred stock held by the Series B purchasers (the “Requisite Investors”) elected to waive the achievement of the milestone subject to the terms and conditions of the Series B Preferred Stock Purchase Agreement (the “Series B Agreement”) and consummate the subsequent closing (the “Milestone Closing”) (see Note 5). On June 17, 2021, the Milestone Closing for the Series B convertible preferred stock occurred, resulting in the sale of 7,908,027 shares of Series B convertible preferred stock at $3.80 per share for gross proceeds of $30.0 million.
As a result of the Milestone Closing and the closing of the Company’s IPO on July 6, 2021, management believes that its existing cash and cash equivalents and marketable securities will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements at least through 2024. Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of the Company’s products. The Company may need to obtain additional financing to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation of other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.
In October 2021, the Company announced the initial dosing of the first patient in the INTERCEPT-AD trial and subsequently successfully cleared its sentinel safety review. Clinical trial site activation and patient recruitment and enrollment is ongoing. The Company has experienced delays in clinical site activation and patient enrollment in
INTERCEPT-AD,
which the Company believes is a result of the ongoing coronavirus
(“COVID-19”)
pandemic, which may delay the expected timeline of
INTERCEPT-AD.
The Company believes that early in the third quarter of 2021, the Delta variant of
COVID-19,
in particular, negatively impacted the Company’s ability to activate clinical trial sites as planned as a result of trial sites, especially in certain geographies within the United States that have been experiencing relatively higher rates of COVID-19, requiring more time to implement site activation requirements and enrollment efforts being impeded by lower-than-expected willingness of potential patients to visit active sites for screening. Management believes that the decline in
COVID-19
infections late in the third quarter of 2021 and continuing into the fourth quarter of 2021 should enable the Company to move forward in activating more sites and expanding the overall clinical trial footprint of
INTERCEPT-AD.
Subject to the rate of site activation and patient recruitment, the Company continues to anticipate topline data from this trial by the end of 2022. The ultimate impact of the
COVID-19
pandemic on the Company’s business, results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s business, results of operations, financial position and cash flows may be materially adversely affected.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

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
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts and historical experience, as well as other pertinent industry and regulatory authority information, including the potential future effects of the
COVID-19
pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of funds held in several money market accounts. The Company had $134.8 million and $36.8 million in cash equivalents as of September 30, 2021 and December 31, 2020, respectively.
Marketable Securities
The Company considers its debt securities to be
available-for-sale
securities.
Available-for-sale
securities are classified as cash equivalents, or as short-term or long-term marketable securities based on the maturity date at time of purchase and their availability to meet current operating requirements. Marketable securities that mature in three months or less from the date of purchase are classified as cash equivalents. Marketable securities, excluding cash equivalents, that mature in one year or less are classified as short-term available-for-sale
securities and are reported as a component of current assets.
Securities that are classified as
available-for-sale
are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders’ deficit until their disposition or maturity. See “Fair Value of Financial Instruments” below. The Company reviews all available-for-sale
securities at each period end to determine if they remain
available-for-sale
based on the Company’s current intent and ability to sell the security if it is required to do so. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.
Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Declines in value judged to be other-than-temporary are included in the Company’s condensed statements of operations and comprehensive loss. The Company did not record any other-than-temporary impairments related to marketable securities in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits. The Company’s marketable securities portfolio consists primarily of investments in money market funds, commercial paper and short-term high credit quality corporate debt securities.
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
The carrying values reported in the Company’s condensed balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), grant receivable, accounts payable, and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.
The following tables present the Company’s fair value hierarchy for its money market securities, available-for-sale
marketable securities, preferred stock tranche rights liability and preferred stock warrant liability measured at fair value on a recurring basis (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$134,800	$—	$—	$134,800
Marketable securities
Commercial paper	—	43,923	—	43,923
Corporate debt securities	—	24,888	—	24,888
Asset-backed securities	—	19,273	—	19,273
U.S. treasury securities	—	5,988	—	5,988

Total fair value	$134,800	$94,072	$—	$228,872

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

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

The fair value of the Company’s money market funds is determined using quoted market prices in active markets for identical assets.
The Company’s portfolio of marketable securities is comprised of commercial paper, asset-backed securities, U.S. treasury securities and short-term highly liquid, high credit quality corporate debt securities. The fair value for the available-for-sale
marketable securities is determined based on valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.
Refer to Note 5 for further information about the Level 3 rollforward of activity and Level 3 inputs.
Grant Receivable
Grant receivable consists of research expenses reimbursable under a grant from the National Institute of Health (“NIH”). The Company carries its grant receivable at the unreimbursed amount. On a periodic basis, the Company evaluates its grant receivable to determine whether an allowance is required. The allowance is management’s best estimate of probable losses. Management determined that no allowance was necessary as of September 30, 2021 and December 31, 2020.
Property and Equipment
Property and equipment consists primarily of computer equipment and is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer-related assets.
Convertible Preferred Stock
The Company recorded shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applied the guidance in ASC
480-10-S99-3A,
SEC Staff Announcement: Classification and Measurement of Redeemable Securities
and therefore classified the Series A, Series
A-1
and Series B convertible preferred stock as mezzanine equity. The convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets (a “Deemed Liquidation Event”), the convertible preferred stock would have become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the corresponding liquidation preferences. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates.
As mentioned above in Note 1, in connection with the closing of the IPO, all of the outstanding shares of Series A, Series
A-1
and Series B convertible preferred stock automatically converted into an equal number of shares of common stock on July 6, 2021.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Preferred Stock Tranche Rights Liability
The Company determined that its obligation to issue, and the Company’s investors’ right to purchase, additional shares of Series B convertible preferred stock pursuant to the Milestone Closing (see Note 1 and Note 5) represented a freestanding financial instrument (the “tranche liability”). The tranche liability was initially recorded at fair value. The proceeds from the sale of the convertible preferred stock were first allocated to the fair value of the tranche liability with the remaining proceeds from the sale of the convertible preferred stock allo
c
ated to the Series B convertible preferred stock. The tranche liability was remeasured at each reporting period and upon the exercise of the obligation, with gains and losses arising from subsequent changes in its fair value recognized in other income and expense in the condensed statements of operations and comprehensive loss. As discussed above in Note 1, the Milestone Closing occurred on June 17, 2021 and, as a result, the remaining value of the tranche liability was reclassified to convertible preferred stock on the condensed balance sheet.
Preferred Stock Warrant Liability
The Company accounted for the warrant to purchase Series
A-1
convertible preferred stock as a liability as this warrant was a freestanding financial instrument that required the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value. The warrant liability was remeasured at each reporting period and upon the exercise of the applicable warrant, with gains and losses arising from subsequent changes in its fair value recognized in other income and expense in the condensed statements of operations and comprehensive loss. The warrant was exercised on June 22, 2021, and the remaining value of the warrant liability was reclassified to convertible preferred stock on the condensed balance sheet. There were no preferred stock warrants outstanding as of September 30, 2021.
Common Stock Warrants
The Company assesses whether warrants issued require accounting as derivatives. The Company determined that its common stock warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB ASC Topic 815,
 Derivatives and Hedging
. As such, the Company

concluded the warrants met the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity. In June 2021, several holders of warrants to purchase the Company’s common stock exercised their warrants and purchased a total of 137,446 shares of common stock at an exercise price of $4.47. On July 6, 2021, in connection with the closing of the Company’s IPO, the Company issued 178,847 shares of common stock in exchange for the 248,247 outstanding common stock warrants at an exercise price of $4.47. There were no common stock warrants outstanding as of September 30, 2021.
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
In the absence of applicable guidance under U.S. GAAP, the Company’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development and general and administrative expenses on the accompanying condensed statements of operations and comprehensive loss.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Share-based Compensation
The Company expenses share-based compensation to employees,
non-employees
and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and the expected term of the option. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. All share-based compensation costs are recorded in research and development expense or general and administrative expense in the condensed statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s
roles within the Company. Forfeitures are recorded as they occur. See also Note 7 below
.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has not recorded any accruals related to uncertain tax positions as of September 30, 2021 and December 31, 2020. The Company’s policy is to record interest and penalties, if any, as part of income tax benefit. No interest or penalties were recorded during the nine months ended September 30, 2021 and 2020.
Net Loss Per Share of Common Stock
Basic net loss per share of common stock is calculated using the two-class
method under which earnings are allocated to both common shares and participating securities based on their participation rights. Net loss attributable to common stockholders was not allocated to the convertible preferred stock as the holders of the convertible preferred stock did not have a contractual obligation to share in any losses. Basic net loss per share is calculated by dividing the net loss attributable to common shares by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of stock options and warrants to purchase common stock (using the treasury stock method), and the conversion of convertible preferred stock and the preferred warrant (using the if-converted
method). See Note 9 below.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU
No. 2016-02,
Leases (Topic 842)
, as amended, with guidance regarding the accounting for and disclosure of leases. This update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will become effective for the Company for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of Topic 842 is not expected to have a material impact on the financial statements.
In June 2016, the FASB issued
ASU 2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which was codified with its subsequent amendments as ASC 326. ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”),
which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.
NOTE 3. MARKETABLE SECURITIES
Marketable securities consisted of the following as of September 30, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Commercial paper	$43,923	$—	$—	$43,923
Corporate debt securities	8,043	—	(2)	8,041
Asset-backed securities	12,200	—	(2)	12,198

Total available-for-sale securities, short-term	64,166	—	(4)	64,162
Available-for-sale securities, long-term
Corporate debt securities	16,866	—	(20)	16,846
Asset-backed securities	7,080	—	(4)	7,076
U.S. treasury securities	5,988	—	—	5,988

Total available-for-sale securities, long-term	29,934	—	(24)	29,910

Total available-for-sale securities	$94,100	$—	$(28)	$94,072

As of September 30, 2021, the Company’s
available-for-sale
securities classified as short-term mature in one year or less and the Company’s available-for-sale
securities classified as long-term mature within two years. All of the Company’s available-for-sale
marketable securities in an unrealized loss position as of September 30, 2021 were in a loss position for less than twelve months. Unrealized losses on available-for-sale
securities as of September 30, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the three and nine months ended September 30, 2021. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 4. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$2,299	$5
Research and development service agreements	2,077	432
Prepaid raw materials	248	91
Other	216	15

Total prepaid expenses and other current assets	$4,840	$543

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Bonuses and other employee liabilities	$797	$—
Research and development	191	133
Other	119	90
Professional fees	—	200

Total accrued expenses and other current liabilities	$1,107	$423

NOTE 5. CONVERTIBLE PREFERRED STOCK, TRANCHE LIABILITY AND WARRANT LIABILITY
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
” below.
As discussed above in Note 1, on June 9, 2021, the Board and the Requisite Investors elected to waive the achievement of the milestone subject to the terms and conditions of the Series B Agreement and consummate the Milestone Closing and, on June 17, 2021, the Milestone Closing occurred, resulting in the sale of 7,908,027 shares of Series B convertible preferred stock at $3.80 per share for gross proceeds of $30.0 million, bringing the total number of Series B convertible preferred shares outstanding to 19,770,070.
On June 22, 2021, a warrant to purchase 447,426 shares of Series
A-1
convertible preferred stock at an exercise price of $2.794 per share was exercised (see
“Series
A-1
Convertible Preferred Stock Warrant Liability”
below), bringing the total number of Series
A-1
convertible preferred shares outstanding to 7,985,305.
Additionally, on July 6, 2021, in connection with the closing of the IPO, 477,297 shares of Series A, 7,985,305 shares of Series
A-1,
and 19,770,070 shares of Series B convertible preferred stock, respectively, automatically converted into an equal number of shares of common stock. There were no shares of convertible preferred stock outstanding as of September 30, 2021.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Convertible preferred stock consisted of the following as of Dec
e
mber 31, 2020 (in thousands, except share and per share data):

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
Each share of convertible preferred stock was convertible at any time at the option of the holder at the conversion ratio then in effect. In addition, each share of convertible preferred stock was to be automatically converted into common stock at the conversion ratio then in effect upon either (a) the closing of an underwritten public offering resulting in gross proceeds to the Company of at least $75 million and at a price per share equal to at least two times the Series B original issuance price, or $7.60 (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B convertible preferred stock), or (b) the date and time, or the occurrence of an event, specified in such vote or written consent of at least 67% of the holders of the then outstanding shares of Series B convertible preferred stock.

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
The following assumptions were used in the estimation of the fair value of the tranche liability as a forward contract as of each of the dates indicated:

	June 17,	December 31,
	2021	2020
Risk-free interest rate	0.07%	0.12%
Expected time to Milestone Closing (in years)	0.8	1.3
Probability of achievement of Milestone Closing	100%	65%
For the other portion of the hybrid method used as of June 17, 2021, the fair value for the tranche liability was estimated based upon an allocation of the underlying equity value, which was determined using an IPO value as estimated through analysis of IPOs for comparable guideline companies, to arrive at a value per share in the IPO scenario. The estimated fair value of the tranche liability was $81,190,000 and $5,033,000 as of the Milestone Closing on June 17, 2021 and December 31, 2020, respectively. The significant increase in the June 17, 2021 valuation stems from both a shift in methodology from an option pricing method (“OPM”) to a Hybrid Model where the concluded value of the forward tranche is derived by the sum of the probability weighted present value of the forward tranche in the Stay Private and IPO scenarios (with the former including all other potential exit scenarios other than an imminent IPO), as well as the increase in the probability of achievement of the Milestone Closing. The resulting difference in estimated fair value was recognized as a change in fair value within other income in the accompanying condensed statements of operations.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

The tranche liability was revalued each reporting period with the change in fair value recorded in the accompanying condensed statements of operations and comprehensive loss through the issuance of the Milestone Shares on June 17, 2021. Following the Milestone Closing, the remaining tranche liability was reclassified to convertible preferred stock on the condensed balance sheet.
Series
A-1
Convertible Preferred Stock Warrant Liability
On October 19, 2018, the Company issued a
10-year
warrant (the “Series
A-1
Warrant”) to purchase up to an aggregate of 447,426 shares of Series
A-1
convertible preferred stock at an exercise price of $2.794 on or before October 18, 2028.
The warrant liability met the definition of a freestanding financial instrument, as it was legally detachable and separately exercisable from the initial closing of the Series
A-1
convertible preferred stock. As such, it was revalued each reporting period with the change in fair value recorded in the accompanying condensed statements of operations and comprehensive loss until the warrant was exercised on June 22, 2021.
The fair value of the warrant liability was estimated using the OPM backsolve method as of December 31, 2020 and using a hybrid method, which included an OPM backsolve in the Stay Private scenario as of June 22, 2021. The following assumptions were used in the estimation of the fair value of the warrant liability using the OPM backsolve method as of each of the dates indicated:

	June 22, 2021	December 31, 2020
Risk-free interest rate	0.25%	0.13%
Expected term (in years)	2.0	2.0
Expected volatility	90%	90%
Expected dividend yield	0%	0%
The hybrid method used to value the warrant liability at June 22, 2021 considered both the underlying equity value determined using the OPM backsolve method in a Stay Private scenario, as well as the underlying equity value that was determined using an expected IPO value as estimated through analysis of IPOs for comparable guideline companies, to arrive at a value per share in the IPO scenario. The underlying equity values from each approach were probability weighted based upon the expected likelihood of each scenario. The fair value of the warrant liability was estimated to be $12.02 and $0.85 as of June 22, 2021 and December 31, 2020, respectively.
The following table provides a reconciliation of the tranche liability and warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Series A-1 Preferred Stock Warrant	Series B Tranche Rights	Total
Balance, December 31, 2020	$380	$5,033	$5,413
Change in fair value	5,000	76,157	81,157
Settlement of tranche liability due to issuance of Milestone Shares	—	(81,190)	(81,190)
Settlement of warrant liability upon exercise of warrant	(5,380)	—	(5,380)

Balance, September 30, 2021	$—	$—	$—

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized Shares
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
Common Stock
As of September 30, 2021, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 300,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one voting right.
Common Stock Warrants
In accordance with ASC 815, the common stock warrants issued in 2014 through 2017 did not meet the definition of a derivative and were classified in stockholders’ deficit in the condensed consolidated balance sheets.
In June 2021, several holders of warrants to purchase the Company’s common stock exercised their warrants and purchased a total of 137,446 shares of common stock at an exercise price of $4.47, leaving 248,247 common stock warrants outstanding as of June 30, 2021. On July 6, 2021, the Company issued 178,847 shares of common stock in exchange for the remaining 248,247 outstanding common stock warrants at an exercise price of $4.47. As of September 30, 2021, there were no common stock warrants outstanding.
As of December 31, 2020, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon Exercise	Exercise Price	Expiration Dates	Number of Warrants
Warrants issued in 2014	Common Stock	$4.47	3/21/2024 - 6/30/2025	83,726
Warrants issued in 2015	Common Stock	$4.47	6/30/2025	209,690
Warrants issued in 2016	Common Stock	$4.47	6/30/2025	34,396
Warrants issued in 2017	Common Stock	$4.47	6/30/2025	57,881

Total Warrants				385,693

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

N
OTE 7. SHARE-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan was 7,698,282 shares, which is the sum of (1) 3,550,000 new shares, plus (2)
667,104
 shares that remained available for issuance under the Company’s Amended and Restated Stock Performance Plan that was adopted by the Board and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”) at the time the 2021 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2013 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement, are settled in cash, are forfeited or repurchased because of the failure to vest, or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price in accordance with the terms of the 2013 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of September 30, 2021, 4,217,104 shares were authorized for issuance under the 2021 Plan and 4,033,681 shares remained available for issuance under the 2021 Plan. The 2013 Plan provided for the grant of incentive stock options, nonstatutory stock options, issuance of shares of restricted stock and other equity awards to the Company’s employees, officers, directors, consultants and advisors. All outstanding awards issued under the 2013 Plan remain subject to the terms of the 2013 Plan. As of September 30, 2021, there were 3,478,942 options outstanding under the 2013 Plan.
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the nine months ended September 30, 2021 with the following weighted average assumptions:

Risk-free interest rate	0.4% - 1.1%
Expected term in years	5.3 - 6.1
Expected volatility	90%
Expected dividend yield	0%
The weighted average grant date fair value of options granted during the nine months ended September 30, 2021, was $1.34 per share. There were no options granted during the three months ended September 30, 2021, nor did the Company grant any options during the three or nine months ended September 30, 2020.
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
As of June 30, 2021, the date of the last option grant, and December 31, 2020
,
 management estimated the fair value of a share of common stock to be $16.00 and $0.83, respectively. The fair value as of June 30, 2021 was based upon the per share offering price of the Company’s common stock to the public in its IPO which closed on July 6, 2021. As of December 31, 2020, the Company derived the fair value of its common stock with the assistance of an independent third-party valuation firm utilizing the following assumptions:

Risk-free interest rate	0.13%
Expected time to liquidity event in years	2.0
Expected volatility	90%
Expected dividend yield	0%

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

The stock options granted after December 31, 2017 vest monthly over 24 or 36 months and have a ten-year
contractual term. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and have a ten-year
 term. The Company became publicly traded in July 2021 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,001,517	$1.13
Granted	2,663,084	2.21
Exercised	(2,236)	0.72

Outstanding at September 30, 2021	3,662,365	$1.92	8.7	$51,591

Vested and exercisable at September 30, 2021	958,709	$1.38	7.1	$14,034

As of September 30, 2021, total unrecognized compensation costs related to unvested stock option awards granted was approximately $3.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years.
T
he Company recorded share-based compensation expense related to stock options in the following expense categories of its condensed statements of operations and comprehensive loss for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$254	$26	$412	$78
Research and development	50	13	145	38

Total share-based compensation	$304	$39	$557	$116

Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of the Company’s common stock, became effective on June 30, 2021. A total of 375,000 shares of the Company’s common stock were initially reserved for sale under the ESPP. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of September 30, 2021, there have been no purchases of shares under the ESPP.
NOTE 8. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Leases
The Company has been subleasing space in Indiana since March 1, 2020, under a lease that initially expired on December 31, 2020. The Company executed a new sublease for this space that was effective February 1, 2021. The term of the sublease is for 31 months, expiring on August 30, 2023. The Company pays monthly rent of $12,719 and is allowing others to sublease a portion of the space from the Company for less than a one-year
period. As of September 30, 2021, the remaining aggregate minimum rent obligation over the remaining term was approximately $293,000.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

As of September 30, 2021, future minimum lease payments under this lease agreement associated with the Company’s operations were as follows (in thousands):

Year ended December 31, 2021 (remaining 3 months)	$38
Year ended December 31, 2022	153
Year ended December 31, 2023	102

Total	$293

NOTE 9. NET LOSS PER SHARE
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Shares issuable upon conversion of Series A Preferred Stock	—	477,297
Shares issuable upon conversion of Series A-1 Preferred Stock	—	7,537,879
Shares issuable upon exercise of stock options	3,662,365	1,004,898
Shares issuable upon exercise of common stock warrants	—	385,693
Shares issuable upon exercise of preferred stock warrant	—	447,426

Total	3,662,365	9,853,193

NOTE 10. SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events through November 15, 2021 to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements.

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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease (AD). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers (“A
b
Os”), globular assemblies of the amyloid-beta (“A
b
”) peptide that are distinct from other forms of A
b
and amyloid. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through clinical proof of mechanism in early AD patients. We initiated a Phase 1 clinical trial of ACU193 in patients with early AD in April 2021, which we have named “INTERCEPT-AD.” Approximately 62 individuals with early AD (mild cognitive impairment or mild dementia due to AD) are expected to be randomized into this double-blind, placebo-controlled, first-in-human study of ACU193. INTERCEPT-AD is designed to establish safety and proof of mechanism. It consists of SAD and MAD cohorts and is designed to evaluate the safety, tolerability, PK, and target engagement of intravenous doses of ACU193. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and subsequently successfully cleared the sentinel safety review. Clinical trial site activation and patient recruitment and enrollment is ongoing and, subject to the rate of site activation and patient recruitment, we continue to anticipate topline data from this trial by the end of 2022.
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
Prior to our IPO, which closed on July 6, 2021, we raised an aggregate of $99.4 million of gross proceeds through the issuance of convertible preferred stock, as well as sales of common stock and issuance of notes that were converted to preferred stock, with the vast majority of this capital being raised since our Series
A-1
convertible preferred stock, or Series
A-1,
financing in 2018. In 2020, we conducted a Series B convertible preferred stock, or Series B, financing, with the funding to occur in two tranches. We closed the first tranche of the Series B financing in November 2020, selling 11,862,043 shares of Series B at $3.80 per share for gross proceeds of $45.1 million. On June 9, 2021, our board of directors and the holders of more than 67% of the outstanding shares of Series B preferred stock elected to waive the achievement of the milestone event. On June 17, 2021, we closed the second tranche of our Series B preferred stock financing, pursuant to which certain of our investors funded an additional $30.0 million.
On July 6, 2021, we issued 9,999,999 shares of our common stock in the IPO, and on July 8, 2021, we issued an additional 1,499,999 shares of our common stock that were purchased by the underwriters pursuant to the underwriters’ option to purchase additional shares at the public offering price less underwriting discounts and commissions. The price to the public for each share was $16.00. The aggregate net proceeds from the IPO, after underwriting discounts and commissions and other offering expenses of $15.4 million, were $168.6 million.
We have incurred net losses and negative cash flows from operations since our inception. Our net loss was $92.3 million and $7.3 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $119.2 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter
and
year-to-year,
depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance ACU193 in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of ACU193 or any other product candidate that is approved for marketing. However, we may seek to commercialize our products at our own expense, which would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution.

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
As of September 30, 2021, we had cash and cash equivalents of $135.8 million. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
COVID-19
transmission.
In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and subsequently successfully cleared our sentinel safety review. Clinical trial site activation and patient recruitment and enrollment is ongoing. We have experienced delays in clinical site activation and patient enrollment in INTERCEPT- AD, which we believe is a result of the ongoing
COVID-19
pandemic, which may delay the expected timeline of
INTERCEPT-AD.
We believe that early in the third quarter of 2021, the Delta variant of
COVID-19,
in particular, negatively impacted our ability to activate clinical trial sites as planned as a result of trial sites, especially in certain geographies within the United States that have been experiencing relatively higher rates of COVID-19, requiring more time to implement site activation requirements and enrollment efforts being impeded by lower-than-expected willingness of potential patients to visit active sites for screening. We believe that the decline in
COVID-19
infections late in the third quarter of 2021and continuing into the fourth quarter of 2021 should enable us to move forward in activating more sites and expanding the overall clinical trial footprint of
INTERCEPT-AD.
Subject to the rate of site activation and patient recruitment, we continue to anticipate topline data from this trial by the end of 2022.
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our business, results of operations, financial position and cash flows may be materially adversely affected.
Components of Results of Operations
Grants and Other Revenue
To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. For the years ended December 31, 2019 and 2020, we derived revenue from a grant awarded by the National Institutes of Health in September 2017 and renewed annually in 2018 through 2020. The grant provided us with funding to support the completion of preclinical chemistry, manufacturing and control studies, toxicology and pharmacokinetic studies, submit an IND dossier to the FDA, and then conduct first in human clinical safety trials for ACU193. We recognized revenue from this grant when the related costs were incurred and the right to payment was realized. There was no revenue recognized under this grant during the nine months ended September 30, 2021, as the full $3.9 million that was awarded had been fully recognized as revenue prior to or during the years ended December 31, 2019 and 2020.

Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development costs primarily consist of direct costs associated with consultants and materials, biologic storage, third party, contract research organization costs and contract development and manufacturing expenses, salaries and other personnel-related expenses. Research and development costs are expensed as incurred. More specifically, these costs include:

•	costs of funding research performed by third parties that conduct research and development and nonclinical and clinical activities on our behalf;

•	costs of manufacturing drug supply and drug product;

•	costs of conducting nonclinical studies and clinical trials of our product candidates;

•	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

•	costs related to compliance with clinical regulatory requirements; and

•	employee-related expenses, including salaries, benefits and share-based compensation expense for our research and development personnel.
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
As we currently only have one product candidate, ACU193, in development, we do not separately track expenses by program. Further, as we have historically relied exclusively on consultants for research and development activities, we did not have any material internal research and development costs for the year ended December 31, 2020, or for the nine months ended September 30, 2021.
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
General and Administrative Expenses
General and administrative expenses consist primarily of management and business consultants and other related costs, including share-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.
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
Included in the terms of the Series B stock purchase agreement in November 2020 were tranche rights granted to the holders of the Series B convertible preferred stock. The tranche rights provide the Series B holders with the right to purchase additional shares of Series B at $3.80 per share in an additional tranche after the achievement of a certain milestone event. On June 17, 2021, we closed the second tranche of our Series B preferred stock financing upon the election of a majority of the Series B investors, pursuant to which certain of our investors funded an additional $30.0 million. The tranche rights met the definition of a freestanding financial instrument as the tranche rights were legally detachable and separately exercisable from the Series B convertible preferred stock. The tranche rights were initially recorded at fair value as a liability on our balance sheet. The tranche rights were subsequently re-measured at
fair value at the end of each reporting period and at settlement. Changes in the fair value were recognized as a component of other income (expense).

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Grant and other revenue	$—	$730	$(730)
Costs and operating expenses
Research and development	1,800	2,994	(1,194)
General and administrative	2,135	226	1,909

Total operating expenses	3,935	3,220	715

Loss from operations	(3,935)	(2,490)	(1,445)
Other income (expense)
Interest income	37	—	37
Interest expense	(23)	—	(23)
Other income	19	—	19

Total other income	33	—	33

Net loss	(3,902)	(2,490)	(1,412)

Other comprehensive loss
Unrealized loss on marketable securities	(28)	—	(28)

Comprehensive loss	$(3,930)	$(2,490)	$(1,440)

Grant and Other Revenue
Revenue related to our NIH grant was nil and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Revenue under the NIH grant was recognized when the related costs were incurred and the right to payment was realized.
Research and Development Expenses
Research and development expenses were $1.8 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively. The $1.2 million decrease was primarily due to decreases of $1.1 million in consulting expenses, $0.5 million in contract manufacturing expenses and $0.3 million in drug safety testing expenses; partially offset by increases of $0.4 million in personnel expenses and $0.3 million in contract research organization expenses. The net decrease in research and development expenses in the three months ended September 30, 2021 from the three months ended September 30, 2020 was primarily due to a decrease in preclinical development activity as we approached initiating our clinical trial in the second quarter of 2021.
General and Administrative Expenses
General and administrative expenses were $2.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The $1.9 million increase was primarily due to increases of $0.8 million each in insurance expenses and personnel expenses, and $0.1 million each for consulting, investor relations and legal expenses as we incurred additional costs as a public company.
Other Income (Expense)
Other income (expense) was de minimis and nil for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, other income and expense primarily related to interest earned on marketable securities and income from the sublease of a portion of our leased offices in Indiana, offset by net amortization of premiums on marketable securities.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Grant and other revenue	$—	$1,107	$(1,107)
Costs and operating expenses
Research and development	6,632	6,971	(339)
General and administrative	4,537	707	3,830

Total operating expenses	11,169	7,678	3,491

Loss from operations	(11,169)	(6,571)	(4,598)
Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	(81,157)	—	(81,157)
Interest income	45	1	44
Interest expense	(23)	—	(23)
Other income	47	—	47

Total other income (expense)	(81,088)	1	(81,089)

Net loss	(92,257)	(6,570)	(85,687)

Other comprehensive loss
Unrealized loss on marketable securities	(28)	—	(28)

Comprehensive loss	$(92,285)	$(6,570)	$(85,715)

Grant and Other Revenue
Revenue related to our NIH grant was nil and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue under the NIH grant was recognized when the related costs were incurred and the right to payment was realized.
Research and Development Expenses
Research and development expenses were $6.6 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively. The $0.4 million decrease was primarily due to decreases of $1.6 million in consulting expenses, $1.5 million in drug safety testing expenses, $0.5 million in contract manufacturing expenses and $0.1 million in materials expenses; partially offset by increases of $2.0 million in contract research organization expenses and $1.3 million in personnel expenses. The net decrease in research and development expenses in the nine months ended September 30, 2021 from the nine months ended September 30, 2020 was primarily due to a decrease in preclinical development activity, partially offset by increased costs related to initiating our clinical trial in the second quarter of 2021.
General and Administrative Expenses
General and administrative expense was $4.5 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. The $3.8 million increase was primarily due to increases of $1.6 million in personnel expenses, $0.8 million each in insurance expenses and accounting and audit expenses, and $0.2 million in investor relations expenses, as well as $0.1 million each in legal, consulting and office rent expenses as we transitioned from a private to a public company.

Other Income (Expense)
Increases in the fair value of the Series B tranche liability and the
Series A-1 warrant
liability of $76.2 million and $5.0 million, respectively, were primarily responsible for total other expense for the nine months ended September 30, 2021. For further discussion of the Series B tranche liability and the
Series A-1
warrant liability, see Note 5 to our unaudited condensed financial statements located in “Part I—Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Other income (expense) was de minimis for the nine months ended September 30, 2020.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception up until the time of our IPO in July 2021, we had funded our operations primarily through the sale of our convertible preferred stock and common stock, the issuance of notes, grant revenue and, during our collaboration with Merck, certain payments received under our collaboration agreement. We do not have any products approved for sale and have not generated any revenue from product sales. Prior to our IPO, we had raised an aggregate of $99.4 million of gross proceeds through the issuance of convertible preferred stock, as well as sales of common stock and issuance of notes that were converted to preferred stock, with the vast majority of this capital being raised since our Series
A-1 financing
in 2018. In 2020, we conducted a Series B financing, with the funding to occur in two tranches. We closed the first tranche of the Series B financing in November 2020 for gross proceeds of $45.1 million and the second tranche closed on June 17, 2021 for gross proceeds of $30.0 million following the election of our board of directors and a majority of the Series B investors to waive the requirement for a certain milestone event for ACU193 to be achieved prior to funding the second tranche on June 9, 2021.
On July 6, 2021, we issued 9,999,999 shares of common stock in our IPO, and on July 8, 2021, we issued an additional 1,499,999 shares of common stock that were purchased by the underwriters pursuant to the underwriters’ option to purchase additional shares at the public offering price less underwriting discounts and commissions. The price to the public for each share was $16.00. The aggregate net proceeds from our IPO, after underwriting discounts and commissions and other offering expenses of $15.4 million, were $168.6 million. As of September 30, 2021, we had cash and cash equivalents totaling $135.8 million and $94.1 million of available-for-sale
marketable securities.
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(14,322)	$(4,593)
Net cash used in investing activities	(94,109)	—
Net cash provided by financing activities	200,456	—

Net change in cash and cash equivalents	$92,025	$(4,593)

Operating Activities
Net cash used in operating activities was $14.3 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities during the nine months ended September 30, 2021 primarily consisted of our net loss of $92.3 million, which includes $81.2 million of non-cash
expense related to the change in the fair values of the Series B tranche liability and the Series
A-1
warrant liability, plus $4.3 million of cash used for prepaid expenses associated with research and development activities and insurance; partially offset by cash provided of $0.7 million from accrued expenses and other current liabilities. The increase in cash used in operating activities during the nine months ended September 30, 2021, was the result of ongoing research and development activities as we commenced our clinical trial, as well as costs associated with the transition from a private to a public company. Net cash used in operating activities during the nine months ended September 30, 2020 primarily consisted of our net loss of $6.6 million, partially offset by $1.9 million of cash provided by changes in our operating assets and liabilities.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $94.1 million and was predominantly related to the purchase of marketable securities, but also included nominal purchases of computer hardware. Cash used in investing activities for the nine months ended September 30, 2020 was nil.
Financing Activities
Net cash provided by financing activities was $200.5 million and nil for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to our IPO for net proceeds of $168.6 million, the closing of the second tranche of our Series B convertible preferred stock for gross proceeds of $30.0 million, plus a total of $1.9 million received from the exercise of a Series
A-1
preferred warrant, as well as exercises of common stock warrants.
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
Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
As of September 30, 2021, the remaining aggregate minimum rent obligation over the remaining term was approximately $293,000.
As of September 30, 2021, future minimum lease payments under this lease agreement associated with our operations were as follows (in thousands):

Year ended December 31, 2021 (remaining 3 months)	$38
Year ended December 31, 2022	153
Year ended December 31, 2023	102

Total	$293

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
Critical Accounting Estimates and Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis, including those related to accrued expenses, the preferred stock tranche and warrant liabilities and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company” as defined by Item 10 of Regulation
S-K,
the Company is not required to provide the information required by this item.
We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash and cash equivalents totaled $135.8 million and our marketable securities totaled $94.1 million. As of September 30, 2021, our cash equivalents consisted of interest-bearing checking accounts and money market funds and our marketable securities are comprised of commercial paper, asset-backed securities, U.S. treasury securities and short-term highly liquid, high credit quality corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

Inflation generally affects us by increasing our costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021 and 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective because our internal controls over financial reporting were not adequate due to the material weakness described below.
Notwithstanding this material weakness, management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form
10-Q
fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness
As previously disclosed, we previously identified a material weakness in our internal control over financial reporting that existed as of December 31, 2020 in connection with the preparation and audit of our consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because we did not design controls to address segregation of duties related to roles and responsibilities in our accounting department, including with respect to account reconciliation and receipt/disbursement duties, independent review of journal entries and access to the accounting systems, primarily due to the limited number of personnel in this function. This material weakness did not result in a misstatement to our financial statements; however, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
We have devised a plan to remediate this material weakness, including by hiring additional accounting staff and upgrading our accounting systems. In the fourth quarter of 2021, we hired an Associate Vice President, Corporate Controller and Treasurer. In addition, we plan to transition certain externally provided accounting services to internal staff, though there is no guarantee that these remediation efforts will be successful or that we will not experience additional material weaknesses in the future. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.
Our remediation initiatives are ongoing and, as such, management has concluded that the material weakness cannot be considered remediated as of September 30, 2021. Until the relevant controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules
13a-15(f)
and
15d-15(f)
promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factors Summary
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
Risks Related to our Financial Position and Capital Needs
We are a clinical stage biopharmaceutical company with a limited operating history.
We are a clinical-stage biopharmaceutical company with a limited operating history focused on pioneering a novel disease-modifying therapeutic approach to treat AD. We were incorporated in 1996 and were party to an exclusive license and research collaboration with Merck in 2003. Although we acquired the exclusive rights to ACU193 from Merck in 2011, following Merck’s strategic decision to focus its AD development efforts on a different product candidate, we did not recommence meaningful operations until we completed our first institutional fundraising in 2018. As a result, we have a very limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We received clearance of our Investigational New Drug application, or IND, for our sole product candidate, ACU193, and initiated our Phase 1 clinical trial in the second quarter of 2021. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and subsequently successfully cleared its sentinel safety review. Clinical trial site activation and patient recruitment and enrollment is ongoing. We have experienced delays in clinical site activation and patient enrollment in
INTERCEPT-AD,
which we believe is a result of the ongoing
COVID-19
pandemic, which may delay the expected timeline of
INTERCEPT-AD.
We believe that early in the third quarter of 2021, the Delta variant of
COVID-19,
in particular, negatively impacted our ability to activate clinical trial sites as planned as a result of trial sites, especially in certain geographies within the United States that have been experiencing relatively higher rates of COVID-19, requiring more time to implement site activation requirements and enrollment efforts being impeded by lower-than-expected willingness of potential patients to visit active sites for screening. To date, we have not completed a clinical trial, initiated a pivotal trial, obtained marketing approval for any product candidate, manufactured a commercial scale product candidate, arranged for a third party to do so on our behalf or conducted sales or marketing activities necessary for successful product candidate commercialization. Our short operating history makes any assessment of our future success and viability subject to significant uncertainty. We will likely encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.
We have no product candidates approved for commercial sale, we have never generated any revenue from sales and we may never be profitable.
We have no product candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the nine months ended September 30, 2021 and 2020, our net losses were $92.3 million and $6.6 million, respectively. As of September 30, 2021, we had an accumulated deficit of $119.2 million.

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
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2021, we had $135.8 million in cash and cash equivalents and $94.1 million in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2024. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
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
There is no current scientific or general consensus on the causation of AD or method of action to treat AD. We have discovered and are developing ACU193, a humanized monoclonal antibody that selectively targets amyloid-beta oligomers, or A
b
Os, to treat AD. Our approach is based on research on A
b
Os, globular assemblies of the amyloid-beta, or A
b
, peptide that are distinct from other forms of amyloid. A
b
Os have gained scientific acceptance as primary toxins involved in the initiation and propagation of AD pathology. Based on the results of our nonclinical studies to date, we believe ACU193 is different from current and prior clinical-stage anti-amyloid drugs and product candidates based on its selectivity for A
b
Os. We believe that this is a novel mechanism which has the potential to provide more clinically meaningful benefits, with a possible improved safety profile, as compared to approved therapies and product candidates in development and may potentially slow disease progression. However, we may ultimately discover that ACU193 does not possess properties required for therapeutic effectiveness. We have no evidence regarding the efficacy, safety or tolerability of ACU193 in humans. We may spend substantial funds attempting to develop ACU193 or other product candidates and never succeed in doing so.
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
Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. We have experienced delays in clinical site initiation and patient enrollment as a result of the
COVID-19
pandemic. Subject enrollment is affected by other factors including:

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

•
further disruptions caused by the
COVID-19
pandemic, including further difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;

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
Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance. Additionally, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

Interim, “topline” and preliminary results from our clinical trials that we announce or publish from time to time may change as more data become available and is subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, topline or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are reported. Differences between preliminary, topline or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
Further, others, including regulatory agencies may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular development program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed meaningful by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.
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

We initiated our Phase 1 trial in patients with AD in the second quarter of 2021. The first patient dosing in our Phase 1 clinical trial was announced in October 2021. Before we submit a BLA to the FDA or a MAA to the EMA for ACU193 for the treatment of patients with AD, we will be required to successfully complete our Phase 1 clinical trial and at least one additional late-stage clinical trial. The FDA generally requires two pivotal clinical trials to support approval. In addition, we must scale up manufacturing and complete other standard nonclinical and clinical studies. We cannot predict whether our current or future trials will be successful or whether regulators will agree with our conclusions regarding the nonclinical studies and the clinical trials we conduct.
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
Our business and operations have been and may continue to be adversely affected by the evolving and ongoing
COVID-19
global pandemic.
Our business and operations have been and may continue to be adversely affected by the effects of the evolving
COVID-19
virus, which was declared a global pandemic by the World Health Organization in March 2020. The
COVID-19
pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential
operations at physical locations, prohibited certain
non-essential
gatherings and events and ordered cessation of
non-essential
travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the
COVID-19
pandemic may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

Our Phase 1 clinical trial has been and will continue to be affected by the
COVID-19
pandemic. We have experienced delays in clinical site activation and patient enrollment in INTERCEPT-AD, which we believe is a result of the
COVID-19
pandemic, which may delay the expected timeline of INTERCEPT-AD. We believe that early in the third quarter of 2021, the Delta variant of COVID-19, in particular, negatively impacted our ability to activate clinical trial sites as planned as a result of trial sites, especially in certain geographies within the United States that have been experiencing relatively higher rates of COVID-19, requiring more time to implement site activation requirements and enrollment efforts being impeded by lower-than-expected willingness of potential patients to visit active sites for screening. We may experience further related disruptions in the future that could severely impact our clinical trials, including:

•	interruptions in our ability to obtain drug supply for our clinical trials;

•	interruptions in our ability to obtain clinical test kits for our clinical trials;

•	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;

•	further delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	further delays or difficulties in enrolling and retaining patients in our clinical trials;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
changes in local regulations as part of a response to the
COVID-19
pandemic that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or to discontinue the clinical trials altogether;

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
The
COVID-19
pandemic continues to rapidly evolve. The extent to which the
COVID-19
pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this prospectus, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
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
The change in contract manufacturer IND amendment was filed with the FDA on April 8, 2021. The FDA has confirmed there is no plan for a
30-day
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
If ACU193 or any other product candidate we develop is approved by the FDA, we may only promote or market our product candidate for its specifically approved indications and consistent with its approved labeling. We or any third-party collaborator responsible for commercialization of our products will train the marketing and sales forces responsible for our products against promoting them for uses outside of their approved indications for use, known as
“off-label
uses.” However, neither we, nor any future commercial partner of ours will be able to prevent a physician from using our products off-label,
when in the physician’s independent professional medical judgment, he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label
use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be an increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation.
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
If approved, ACU193 will compete with therapies currently approved for the treatment of AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. ACU193 may also compete with one or more potentially disease-modifying therapeutics that target A
b
or amyloid plaques, the most advanced of which is Biogen Inc.’s aducanumab, which the FDA approved in June 2021 under the accelerated approval pathway, which allows for earlier approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. Regulatory approval of aducanumab is pending in Europe and Japan. Other companies known to be developing therapies with A
b
/amyloid plaque-related targets include Alzheon, Inc., Alzinova AB, Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics,

Inc., Eisai Co., Ltd., Eli Lilly and Company, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, its wholly owned subsidiary) and Wren Therapeutics, Inc. Additionally, ACU193, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Cortexyme, Inc., Denali Therapeutics, Inc., Johnson & Johnson (including Janssen, its wholly-owned subsidiary) and Takeda Pharmaceutical Co. Ltd.
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
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement from third-party payors for ACU193 and any other product candidate we successfully develop, and the extent to which patients will be willing to pay out-of-pocket
for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor
basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
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
The processes involved in manufacturing ACU193 and any other product candidate we may develop are highly regulated and subject to multiple risks. As product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.
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
In addition, the manufacturing process for any product candidates that we may develop is subject to FDA, EMA and foreign regulatory requirements, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying cGMPs on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce product candidates in accordance with the requirements of the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such product candidates. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third-party contract manufacturers will be able to manufacture the approved product in accordance with the requirements of the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects. Significant non-compliance
could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.
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
The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. Patent applications that we file or in-license
may fail to result in issued patents with claims that cover our product candidate in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the ownership, validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of our product candidate. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our product candidate or prevent others from designing around our claims. If the breadth or strength of protection provided by our patents with respect to our product candidate is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidate.

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
If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and/or to secure our rights to the licensed intellectual property, our business, results of operations, financial condition, and prospects may be adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer adverse consequences.
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
In connection with the preparation and audit of our consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended, a material weakness was identified in our internal control over financial reporting. In addition, we have in the past identified other material weaknesses in our internal controls over financial accounting, which have since been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because we did not design controls to address segregation of duties related to roles and responsibilities in our accounting department, including with respect to account reconciliation and receipt/disbursement duties, independent review of journal entries and access to the accounting systems, primarily due to the limited number of personnel in this function. This material weakness did not result in a misstatement to our financial statements; however, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected. We have devised a plan to remediate this material weakness, including by hiring additional accounting staff and upgrading our accounting systems, though there is no guarantee that these remediation efforts will be successful or that we will not experience additional material weaknesses in the future. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.
In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting or remediate our existing or any future material weaknesses in our disclosure controls or internal controls over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our common stock.
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
filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our initial public offering, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In connection with the preparation and audit of our financial statements as of December 31, 2020 and 2019 and for the years then ended, a material weakness was identified in our internal control over financial reporting. We are in the process of remediating this material weakness; however, there is no guarantee that these remediation efforts will be successful. In addition, we have in the past identified other material weaknesses in our internal controls over financial accounting, which have since been remediated.
We anticipate that the process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements or fail to remediate our existing material weakness. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our existing material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our stock price could decline as a result, and we could be subject to sanctions or investigations by Nasdaq, the Commission or other regulatory authorities.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 15, 2021, we had 40,470,323 shares of common stock outstanding. All of the shares of common stock sold during the initial public offering are currently freely tradable, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933. Substantially all of the remaining shares of common stock outstanding after the initial public offering are restricted as a result of securities laws, lock-up
agreements or other contractual restrictions that restrict transfers until at least December 27, 2021, which is 180 days after the date of the prospectus for our initial public offering. The underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up
agreements with the underwriters prior to expiration of the
lock-up
period.
Additionally, the holders of approximately 26.9 million shares of common stock, or their transferees, have rights, subject to some conditions, with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital, we may be required to offer these holders the right to participate in the offering and, if we are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
Issuances of Common Stock
On July 6, 2021, upon the closing of our initial public offering, we issued 178,847 shares of our common stock upon the automatic net exercise of warrants to purchase 248,247 shares of our common stock. The offer, sale, and issuance of these securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering.
On July 6, 2021, upon the closing of our initial public offering, all shares of our then outstanding convertible preferred stock were automatically converted into 28,232,672 shares of common stock. The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.
In September 2021, a holder of options to purchase common stock exercised options to purchase a total of 2,236 shares of common stock at an exercise price of $0.7152 per share, for aggregate consideration less than $0.1 million. These issuances were exempt from registration under the Securities Act pursuant to the exemption provided in Rule 701 of the Securities Act.
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

Acumen Pharmaceuticals, Inc.

Date: November 15, 2021	By:	/s/ Daniel O’Connell
Daniel O’Connell
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer (Principal Financial and Accounting Officer)