Form 10-K
period 2021-12-31
Acumen Pharmaceuticals, Inc.
filed 2022-03-28
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission file number: 001-40551

Acumen Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4108129
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

427 Park St.
Charlottesville, VA	22902
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (434) 297-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ABOS	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Select Market on July 1, 2021.
The number of the registrant’s shares of common stock outstanding as of March 25, 2022 was 40,473,270.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of the shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;

•	our ability to obtain funding for our operations, including funding necessary to develop and commercialize ACU193, subject to necessary regulatory approvals;

•	the ability of our clinical trials to demonstrate the safety and efficacy of ACU193, and other positive results;

•
the therapeutic potential of ACU193, including its potential for improved safety and efficacy, as compared to other monoclonal antibodies approved and or in development, as well as the expectations concerning the INTERCEPT-AD trial;

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

•
our plans and ability to obtain or protect our intellectual property rights, including extensions of existing patent terms where available or the use of data market exclusivity to provide protection from generic or biosimilar versions of our product;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering ACU193 and technology;

•	potential claims relating to our intellectual property;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	our ability to obtain and maintain regulatory approval of ACU193, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	our plans relating to the further development and manufacturing of ACU193, including additional therapeutic indications which we may pursue;

•	our ability to develop and maintain our corporate infrastructure, including our ability to design and maintain an effective system of internal controls;

•	our financial performance;

•	the effects of the ongoing COVID-19 pandemic, geopolitical events such as the pending conflict with Russia and Ukraine; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
Unless the context otherwise indicates, references in this report to the terms “Acumen,” “the Company,” “we,” “our” and “us” refer to Acumen Pharmaceuticals, Inc.
We may announce material business and financial information to our investors using our investor relations website (www.investors.acumenpharm.com). We therefore encourage investors and others interested in Acumen to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or SEC, webcasts, press releases and conference calls. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

RISK FACTORS SUMMARY
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, including the following:

•	We are a clinical-stage biopharmaceutical company with a limited operating history.

•	We have no product candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.

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

•
We currently rely on contract manufacturing organizations, or CMOs, to manufacture and formulate ACU193. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to develop ACU193 in a timely manner.

•
We intend to rely on contract research organizations, or CROs, and other third parties to conduct, supervise and monitor a significant portion of our research and nonclinical testing and clinical trials for our product candidates, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.

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

•
If we are unable to obtain and maintain sufficient intellectual property protection for ACU193 and any future product candidate, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidate, and other proprietary technologies if approved, may be adversely affected.

v

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through clinical proof of mechanism trials in early AD patients. ACU193 is a humanized monoclonal antibody, or mAb, that selectively targets AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic models for AD.
ACU193 is the result of over a decade of research and development undertaken by the company, which included a drug discovery partnership with Merck & Co., Inc., or Merck, from 2003 to 2011. ACU193’s mechanism of action is intended to slow disease progression and potentially preserve or improve memory function in early AD patients by binding to AßOs and neutralizing their toxicity. AßOs have been shown to bind to neurons, contributing to synaptic malfunction, memory deficits, cognitive impairment and, ultimately, neurodegeneration and cell death. As such, we believe AßOs are the most toxic and pathogenic form of Aß in the brains of AD patients relative to other forms of amyloid, including Aß monomers and amyloid plaques. We believe the development and commercialization of a drug that reduces toxicity of AßOs is one of the most promising approaches for the potential treatment and prevention of the progression of AD.
In our nonclinical studies, we observed that ACU193 has over 500-fold greater selectivity for targeting AOßs over Aß monomers and has limited or no binding to amyloid plaques. Also, ACU193 potently prevents binding of AßOs to hippocampal neurons. Recent laboratory studies conducted by us and others suggest that inhibiting AßOs may enable damaged brain circuits to regain some function and prevent further degeneration from occurring. ACU193 has demonstrated in vivo biochemical and behavioral activity in several AD mouse models, including crossing the blood-brain barrier and forming complexes with AßOs in a dose-dependent manner. ACU193 has shown consistent pharmacokinetics and brain penetration properties in four animal species. Safety toxicology studies in rats and monkeys provide acceptable margins for dosing in the clinic. Additionally, studies in transgenic mice indicate low potential for microhemorrhage. Based in part on its binding selectivity for AßOs rather than amyloid plaques, ACU193 has the potential to have a lower rate of amyloid-related imaging abnormalities, or ARIA, than the plaque-clearing anti-amyloid antibody therapies currently in development. ARIA is a common adverse event for antibodies targeting amyloid plaque and can be a dose-limiting safety liability for those antibodies.
We initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which we named “INTERCEPT-AD.” This trial is enrolling patients with mild dementia or mild cognitive impairment, or MCI, due to AD, conditions referred to as “early AD.” INTERCEPT-AD is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts involving a total of approximately 62 patients with early AD. The overall objective of the trial is to evaluate the safety and tolerability, and establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints are focused on safety and immunogenicity. An important safety measure will be the use of magnetic resonance imaging, or MRI, to assess the presence or absence of ARIA. Secondary endpoints include pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing are included as exploratory measures. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and the subsequent successful sentinel safety review of the first two patients.

Due to delays in clinical trial site activation and patient enrollment that we believe are principally related to effects of the COVID-19 pandemic, we are expanding the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. Clinical trial site activation and patient recruitment and enrollment is ongoing. At present, INTERCEPT-AD is in the SAD portion of the trial. Based on current site activations and enrollment rates, we anticipate reporting our topline data from this trial in the first half of 2023.
Alzheimer’s disease currently affects over 6 million people in the United States and approximately 32 million people worldwide and is the sixth-leading cause of death in the United States. However, due to the aging population, patient populations in the United States impacted by AD are expected to triple by 2050 without effective preventative measures or safe and effective disease-modifying treatments. By 2050, healthcare costs for AD in the United States alone are estimated to exceed $1 trillion.
Until June 2021, the four approved medications for AD provided only modest improvement in AD symptoms. In June 2021, the FDA granted approval for Biogen’s Aduhelm (aducanumab) under the FDA’s Accelerated Approval Pathway. Aduhelm is the first new AD product approval since 2004 and the first and only approved disease-modifying product. The FDA decision to approve Aduhelm has stirred significant controversy among various stakeholders. In January 2022, the Centers for Medicare and Medicaid Services, or CMS, published a draft guidance opinion for a National Coverage Decision, or NCD, that took the position that Aduhelm should receive reimbursement under a Coverage with Evidence Development, or CED, designation which would limit reimbursement to use of Aduhelm in the context of placebo controlled clinical trials. The need for a medical breakthrough in AD treatment and prevention becomes more urgent with each passing year, and we believe that our novel approach can potentially help address this pressing need.
Understanding the Foundation of Our Therapeutic Approach
While the pathology of AD was first described by Dr. Alois Alzheimer in 1906, the amyloid hypothesis was not developed until the Aß peptide was first identified as a major constituent of amyloid plaques in the 1980s. Historically, the primary hypothesis of decades of AD research, known as the amyloid hypothesis, held that AD dementia is the clinical consequence of Aß peptide monomers accumulating into extracellular amyloid plaques, or amyloid plaques, which in turn contribute to the formation of intracellular neurofibrillary tangles composed of the tau protein and cause inflammation, ultimately leading to neuronal cell loss and progressive dementia. The primary constituent of amyloid plaques is the Aß peptide, although other proteins are present to lesser degrees.
The amyloid hypothesis was more firmly established when a series of genetic mutations causing AD were discovered in the early to mid-1990s. These mutations were found in genes coding for the Amyloid Precursor Protein, or APP, and the genes coding for one of the enzymes which cleaves APP, creating the Aß peptide. Based on this hypothesis, a number of monoclonal antibodies currently or previously in clinical development for AD have primarily targeted either Aß monomers or amyloid plaques; for our purposes, this broadly defined class is referred to as anti-Aß/plaque antibodies. Several of these antibodies are currently in late-stage development, one having recently received regulatory approval, and collectively they have provided a biological foothold for treating AD. However, the clinical data available to date indicate some of the potential limitations of these approaches with respect to clinically meaningful patient benefit and safety.
Though alternative hypotheses to the amyloid hypothesis propose that amyloid accumulation is a consequence of another process such as infection, the field has now developed an understanding that three predominant pools of Aß species exist in vivo: Aß monomers (single Aß peptide), amyloid plaques (insoluble fibrillar Aß), and soluble AßOs (dimers and up to 200-mers). The more recent appreciation of the crucial role of AßOs in the pathologic process is the central tenet of our therapeutic approach.
Our therapeutic approach focuses on targeting AßOs, which we believe are the most toxic and pathogenic form of Aß relative to Aß monomers and amyloid plaques. Growing evidence, spurred by advances in AD research and analytic techniques, supports our view that AßOs are the main instigators of AD neurodegeneration. AßOs have been observed to be potent neurotoxins that cause both acute synaptic toxicity and induce neurodegeneration. Experimentally in animal models, the accumulation of AßOs is associated with core AD neuropathology, including synapse deterioration and loss, tau hyper-phosphorylation, and inflammation. Research has also shown that the accumulation of AßOs is associated with AD-related behavioral deficits, such as learning and memory impairment. In light of this evidence, we believe that blocking the toxicity of AßOs is the most promising approach for the treatment of AD, which led us to discover and develop ACU193.
Our Product Candidate
Our product candidate, ACU193, is a humanized monoclonal antibody that targets soluble AßOs. We are developing ACU193 for intravenous, or IV, administration every four weeks for the treatment of early AD. We believe that ACU193 represents a differentiated approach from current and prior anti-Aß/plaque immunotherapies because it is highly selective for soluble AßOs. ACU193 has a nanomolar affinity for AßOs, over 500-fold greater selectivity for AßOs over Aß monomers, and limited or no binding to dense core amyloid plaques. We believe ACU193 is the most advanced immunotherapy candidate in development that selectively targets AßOs.
We believe ACU193 has characteristics that make it a promising potential treatment for AD relative to other antibodies that do not selectively target AßOs. ACU193 is engineered to reduce immune effector function signaling and to avoid binding to vascular amyloid plaques, which we expect will reduce the incidence of ARIA observed with amyloid plaque-targeting immunotherapies approved and in development for AD. We are currently assessing ACU193 in INTERCEPT-AD, a proof of mechanism Phase 1 clinical trial involving early AD patients, which we expect to follow with an adaptive Phase 2/3 clinical trial as soon as late 2023 if INTERCEPT-AD is successful.
Summary of Clinical Development Plan
We are currently conducting INTERCEPT-AD, a U.S.-based, multi-center, randomized, placebo-controlled, single and multiple ascending dose Phase 1 clinical trial of ACU193 in patients with early AD. The early AD patient group is comprised of individuals who have mild dementia or MCI due to AD, and our trial excludes patients with moderate to severe AD dementia. We plan to enroll a total of 62 early AD patients across seven cohorts, consisting of a single ascending dose in Part A (32 participants) and an overlapping multiple ascending dose in Part B (30 participants). Part A will contain Cohorts 1 through 4; each cohort will receive a single IV dose between 2mg/kg and 60 mg/kg, or placebo. Part B will contain Cohorts 5 through 7; each cohort will receive a total of three doses of ACU193 or placebo as follows: 10 mg/kg every four weeks (Q4W), 60 mg/kg Q4W, or 60 mg/kg every two weeks (Q2W).
The main objective of INTERCEPT-AD is to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and target engagement of single and multiple ascending doses of ACU193 administered by intravenous infusions. Exploratory outcomes will include cognitive scales and computerized cognitive testing. Our goal is to establish clinical proof of mechanism of ACU193 in early AD patients in order to enable rapid progression into an adaptive Phase 2/3 clinical trial. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that we believe are principally related to effects of the COVID-19 pandemic, we are expanding the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. Clinical trial site activation and patient recruitment and enrollment is ongoing. At present, INTERCEPT-AD is in the SAD portion of the trial. Based on current site activations and enrollment rates, we anticipate reporting our topline data from this trial in the first half of 2023. Following, and subject to the results of, INTERCEPT-AD, we plan to engage with the FDA in an end-of-Phase 2 meeting, which we anticipate will occur in the second half of 2023, to discuss the Phase 2/3 clinical trial design and pathway for potential approval.
Summary of Our Nonclinical Data
In nonclinical studies, ACU193 has demonstrated promising characteristics that indicate its potential to inhibit AßOs as a possible therapeutic treatment of AD. ACU193 has high selectivity, with over 500-fold binding selectivity for AßOs compared to Aß monomers and has limited or no binding to amyloid plaques. ACU193 binds to a broad spectrum of small to large soluble AßOs. Additionally, ACU193 has been shown to offer protection from synaptic toxicity by inhibiting binding of AßOs to primary hippocampal neurons. ACU193 has also demonstrated suitable in vivo pharmacology, target engagement, blood-brain barrier penetration and reduction of behavioral deficits. Based on nonclinical studies, AßO target engagement has the potential to be achieved at doses of ACU193 that will be tested in our Phase 1 clinical trial. Lastly, ACU193 has been shown to have an adequate safety margin in Good Laboratory Practice, or GLP, toxicity studies conducted in two animal species. We believe these data indicate that ACU193 has the potential to offer patients a reduction in cognitive decline.
Our Strategy
Our objective is to transform the treatment of AD, and potentially other diseases, by developing innovative therapeutics that target primary drivers of disease pathology. Our initial therapeutic approach is focused on inhibiting and reducing the toxic activity of AßOs, which may allow for synaptic protection and decreased neurodegeneration, leading to more effective treatment for patients with early AD. To achieve this objective, we are pursuing the following strategies:

•
Rapidly advance ACU193 through clinical development in patients with early AD.
Based on the strength of the data we observed in our nonclinical studies, we are currently conducting INTERCEPT-AD, which is designed to evaluate safety and tolerability and establish clinical proof of mechanism of ACU193 in early AD patients, which we expect to follow with an adaptive Phase 2/3 clinical trial.

•
Evaluate combination approaches to complement our core ACU193 monotherapy strategy.
Using ACU193 as the foundation of our AD therapy, we plan to evaluate its potential to be used in combination with drugs currently in development that have complementary mechanisms, which, if successful, could provide additive or even synergistic effects when used with ACU193. These other drugs include various antibodies and small molecules targeting tau, investigational drugs targeting inflammation (TREM2), regenerative drugs (hepatocyte growth factor/MET receptor stimulator) and drugs which putatively improve astrocyte function.

•
Selectively explore potential of ACU193 for other diseases.
Toxic AßOs have been implicated in several disease pathologies in nonclinical and epidemiological studies (e.g., dementia associated with Down Syndrome, glaucoma and retinopathies associated with age-related macular degeneration). Where both human observational data and nonclinical experiments support its therapeutic potential, we may conduct clinical trials of ACU193 in other indications.

•
Expand our portfolio by developing additional molecules.
In the long term, a key element of our portfolio strategy is to advance additional molecule development through in-licensing or development of alternative formulations for or derivatives of ACU193. Additional molecules may utilize complementary mechanisms to ACU193, making them candidates for combination therapies or as next-generation products.

•
Optimize value of ACU193 and future drug candidates in major markets.
We have an exclusive license from Merck to patents claiming the composition and method of use of ACU193. We plan to develop and pursue approval of ACU193 and other potential future drug candidates in major markets. We anticipate entering into strategic collaborations and partnerships to maximize the commercial potential of ACU193 and any future programs.

Impact of AD
AD represents a significant unmet medical need. AD is a progressive neurodegenerative disease that destroys memory and other important cognitive functions and ultimately leads to patient death. AD is the sixth-leading cause of death in the United States. The disease afflicts more than six million people in the United States and more than 32 million people worldwide, and the patient population in the United States is expected to grow to approximately 13 million people in the United States by 2050. AD can have a significant burden on family and caretakers. In 2020, these caregivers provided an estimated 15.3 billion hours of care valued at nearly $257 billion. The direct costs of caring for individuals with AD and other dementias in the United States were expected to total $355 billion in 2021, and are projected to increase to $1.1 trillion by 2050, according to the Alzheimer’s Association.
Therapeutic Approaches to AD
The development of effective therapeutics addressing the underlying cause of AD is one of the greatest medical challenges facing society. Existing treatments for AD consist of drugs that provide modest improvements in symptoms but have no impact on the underlying disease and are unable to halt or slow disease progression. While the pathology of AD was first described by Dr. Alois Alzheimer in 1906, the amyloid hypothesis was not developed until the Aß peptide was first identified as a major constituent of amyloid plaques in the 1980s. The hypothesis was more firmly established when a series of genetic mutations causing the disease were discovered in the early to mid-1990s. These mutations were found in genes coding for APP or in genes coding for one of the enzymes which cleaves APP, creating the Aß peptide.
Available Treatments: Symptomatic Treatments
Currently available symptomatic treatments include memantine, an N-methyl-D-aspartate receptor antagonist, and cholinesterase inhibitors, a class of drugs that block the normal breakdown of acetylcholine. The first approved cholinesterase inhibitor, tacrine, was approved in 1993, but was later withdrawn from the market due to liver toxicity. Three other cholinesterase inhibitors were subsequently approved and continue to be used clinically. Memantine is the most recently approved symptomatic treatment drug for AD in 2003 and is indicated for use in moderate to severe AD patients.
Potential Disease-Modifying Approaches focusing on Aß
Because of the lack of significant improvement provided by these symptomatic drugs, there remains a significant need for therapies that target underlying disease pathology and potentially slow or halt disease progression. Based on the strong linkage between Aß and AD pathology established by decades of research, a range of treatment modalities focusing on Aß have been explored as potential disease-modifying treatments, including
g
-secretase
inhibitors, ß-site APP-cleaving enzyme, or BACE, inhibitors and monoclonal antibodies.
Initial attempts at disease modification were made using small molecule
g
-secretase inhibitors and BACE inhibitors, each of which inhibited a different enzyme necessary to produce the Aß peptide. The first Phase 3 clinical trial results from a
g
-secretase inhibitor, semagacestat, were reported in 2010 and unexpectedly showed modest cognitive worsening. Development of the other
g
-secretase inhibitor, avagacestat, was also stopped due to cognitive worsening observed in the clinic. At least four BACE inhibitors have reached clinical trials; however, during 2018 and 2019, Phase 3 clinical trial results for many BACE inhibitors, including verubecestat and elenbecestat, also unexpectedly showed modest clinical worsening.
A third class of potential disease-modifying agents, monoclonal antibodies, or mAbs, have targeted Aß monomers or amyloid plaques. Some of these monoclonal antibodies, such as solanezumab (an Eli Lilly product), target Aß monomers, while others, such as Aduhelm (aducanumab) (a Biogen product), target deposited amyloid plaque, and these monoclonal antibodies have been evaluated in Phase 2 and Phase 3 trials over the period from 2012 to 2021. The most advanced monoclonal antibody for the treatment of AD is Aduhelm (aducanumab), which received Food and Drug Administration, or FDA, approval in June 2021 under the FDA’s Accelerated Approval Pathway. As shown in Table 1 below, several of these antibodies have demonstrated some degree of slowing of disease progression in clinical trials, as measured by customary assessments of cognition and function.

Table 1: Percent Slowing of Cognitive/Functional Decline*

Measured Outcome**	solanezumab EXPEDITION 3 (Phase 3)	Aduhelm aducanumab EMERGE (Phase 3)	Aduhelm aducanumab ENGAGE† (Phase 3)	lecenamab BAN2401 (Phase 2)	donanemab (Phase 2)
ADAS-cog	-11%	-27%	-12%	-47%	-39%
ADCS-ADL	-15%	-40%	-18%	N.A.	-23%
CDR-SB	-15%	-23%	2%	-26%	-23%
MMSE	-13%	-15%	3%	N.A.	-21%
iADRS	-11%	N.A.	N.A.	N.A.	-32%

*	Percent Slowing= [1- [(endpoint score-baseline score)active/(endpoint score-baseline score)placebo]]*100%*(-1)
**	ADAS-cog: Alzheimer’s Disease Assessment Scale – Cognitive Subscale
ADCS-ADL: Alzheimer’s Disease Cooperative Study – Activities of Daily Living
CDR-SB: Clinical Dementia Rating – Sum of Boxes
MMSE: Mini-Mental State Examination
iADRS: Integrated Alzheimer’s Disease Rating Scale
†:	ENGAGE Post-Protocol Version 4 – patients who received at least 14 doses of 10 mg/kg, High Dose cohort achieved 27% improvement on CDR-SB compared to placebo.
A potential limitation of the amyloid plaque-targeting antibodies under development is an adverse effect known as ARIA. ARIA has two different forms, ARIA-E, or cerebral edema, formerly called vasogenic edema, and ARIA-H, or cerebral microhemorrhages. While the mechanism of ARIA is not known with certainty, the prevailing theory is that ARIAs are related to the presence of amyloid plaques around blood vessels in the vast majority of people with AD, a condition known as cerebral amyloid angiopathy. It is generally believed that the removal of these amyloid plaques by the antibody can result in small hemorrhages, or ARIA-H. ARIA-H occurs in individuals with untreated AD and its occurrence is increased in individuals treated with antibodies that target amyloid plaques. Increased ARIA-H is correlated with worsening cognition. In contrast to ARIA-H, ARIA-E is hypothesized to result from the leakage of fluid from the blood vessels into the interstitial spaces in the brain, causing edema, or ARIA-E. ARIA-E, in particular, is sometimes associated with symptoms that include worsening of cognition, headache, and gait disturbance, which can be severe enough to lead to hospitalization. ARIA-E usually resolves weeks to months following the cessation of treatment. In clinical trials for anti-Aß/plaque mAbs, surveillance MRI scans are required to detect asymptomatic ARIA. Table 2 below illustrates the rates of ARIA observed in Phase 2 or 3 studies for the most advanced mAbs. Given observed rates of ARIA, from approximately 10% to over 40%, we believe that MRI scans to assess for ARIA are likely to be required in clinical practice for any amyloid plaque-targeting monoclonal antibody that receives regulatory approval.
Table 2: Percent of ARIA Events for Anti-A
ß/plaque mAbs*

	Targeting Aß Monomers		Targeting Amyloid Plaques
	solanezumab EXPEDITION 3 (Phase 3)		Aduhelm aducanumab EMERGE (Phase 3)			Aduhelm aducanumab ENGAGE (Phase 3)			Lecenamab BAN2401 (Phase2)		donanemab (Phase 2)
	PC	Treated	PC	Low	High	PC	Low	High	PC	High	PC	Treated
ARIA-E	0.2%	0.1%	2.2%	26.1%	34.4%	3.0%	25.6%	35.7%	0.8%	9.9%	0.8%	27.5%
ApoE e 4 carriers			1.9%	29.8%	42.5%	2.4%	28.7%	41.8%	1.2%	14.6%	3.6%	44.0%
ApoE e 4 non-carriers			2.9%	18.1%	17.9%	4.3%	17.5%	27.7%	0.0%	8.0%
Any ARIA E or H			10.3%	32.8%	41.2%	9.8%	30.7%	40.3%	N.A.		8.0%	38.9%
PC = Placebo, Low = Low Dose; High = High Dose

*
Shows the absence of ARIA after treatment with antibodies targeting Aß monomers (solanezumab) in comparison to the increasing presence of ARIA after treatment at increasing dose levels with antibodies targeting amyloid plaques (aducanumab, BAN2401, and donanemab), indicating that ARIA results from the removal of amyloid plaques around blood vessels and likely does not result from treatment with antibodies that target other species of Aß, i.e. Aß monomers and AßOs.

Table 3: AD Product Candidates and Target Selectivity and ARIA Profile

	Target Selectivity+				ARIA Profile
Product Candidate	Amyloid plaque	Aß fibrils	Aß monomers	Aß oligomers	Lack of ARIA
ACU193	x	untested	x	✓	✓
Aduhelm aducanumab	✓	✓	x	✓	x
lecanemab BAN2401	✓	✓	x	✓	x
gantenerumab	✓	✓	x	✓	x
donanemab	✓	untested	x	x	x
solanezumab*	x	x	✓	x	✓
crenezumab*	✓	✓	✓	✓	✓
bapineuzumab*	✓	✓	✓	✓	x

*	Phase 3 discontinued for primary AD indication
+
There have been no head-to-head clinical trials between any of the product candidates listed above. Study designs and protocols for each product candidate were different, and results may not be comparable between product candidates.

Additional Treatment Modalities
While Aß and amyloid are generally considered to be the proximal cause of AD pathology, and alternative hypotheses to the amyloid hypothesis propose that amyloid accumulation is a consequence of other processes such as infection and that other pathogens lead to amyloid accumulation, downstream targets such as tau, inflammation-related targets, and growth factors may eventually be useful approaches in the treatment of AD and are being explored. Some of these treatment modalities have made nonclinical and early-stage clinical progress, although these efforts are still significantly less advanced than those approaches targeting Aß or amyloid plaques.
Potential Combination Approaches
The pathology of AD is complex, and many experts in the field expect that combination therapy using drugs with different mechanisms of action, such as tau-based therapies and immune inflammatory modulation, will ultimately prove most successful, similar to cutting edge approaches used in oncology. We believe that a drug targeting AßOs will likely be an important component of a combination treatment. In addition, because symptomatic treatments, such as memantine and cholinesterase inhibitors, affect neurotransmitter systems rather than the underlying AD pathology, we believe that it is likely that they will be used together with disease-modifying treatments.
Growing Interest in the Anti-AßO Hypothesis and AßOs as a Drug Target for AD
An important refinement of the amyloid hypothesis is the recognition that at least three pools of Aß species exist in vivo—Aß monomers, AßOs, and amyloid plaques. Because these pools exist in equilibria, manipulation of one pool may have indirect effects on other pools. For example, reduction of Aß monomers may reduce AßOs to some degree. Limited successes in the clinic have been demonstrated with antibodies targeting Aß monomers, even though Aß monomers themselves are not widely accepted to have toxic properties. Similarly, limited successes in the clinic have been demonstrated using antibodies that target amyloid plaques, although insoluble fibrillar Aß and ß-amyloid plaques exhibit relatively low in vitro toxicity and may even serve as an in vivo mechanism for removal of the more toxic soluble Aß species. Both Aß monomers and amyloid plaques can act as sources of AßOs. The positive results of monoclonal antibodies targeting Aß monomers and amyloid plaques, even in the absence of targeting AßOs directly, support the significance of Aß and amyloid in AD and have led to a growing confidence in the field in the amyloid hypothesis broadly. In contrast to the non-toxic Aß monomers and relatively non-toxic amyloid plaques, AßOs are known to bind to neurons, causing synaptic dysfunction and possibly contributing to cognitive impairment, neurodegeneration and cell death. As a result, AßOs are now generally believed to be the most toxic form of Aß. The acute synaptic and chronic neurodegenerative toxicity of AßOs, coupled with their very low in vivo levels, suggests that they may be an optimal therapeutic target compared to Aß monomers and fibrillar Aß species. Therefore, we believe that drugs that directly target AßOs could represent a promising new approach to the potential treatment of AD.
Figure 1: A
ß related species and pathophysiology of AD

The precise mechanism of toxicity of AßOs is not fully understood, however numerous studies suggest a mechanism that may include initial reversible memory loss caused by acute AßO-induced disruptions of synaptic plasticity, with progressive dementia attributable, at least in part, to neuronal degeneration induced by chronic exposure to AßOs. AßOs bind to synapses on hippocampal and cortical neurons. In rodent hippocampal slice preparations, AßOs cause rapid inhibition of long-term potentiation, or LTP, and direct injection of AßO solutions into rodent brains leads to reversible impairment of cognitive function. These findings support the view that AßOs may interfere acutely with normal synaptic functions and contribute significantly to the memory loss and cognitive dysfunction characteristic of AD. With regard to neurodegeneration, binding of AßOs to neurons also causes damage within neurons, such as calcium influx and the hyperphosphorylation of tau, which leads to neurofibrillary tangles, another downstream hallmark of AD pathology.

Our Differentiated Approach to the Treatment of AD
We believe that, based on its differentiated mechanism of action, potential for symptomatic improvement and disease modification, and potential for higher dosing, ACU193 has several potential advantages in comparison to other AD drugs that are currently approved or in development:
Differentiated mechanism of action:

•
Potentially addresses an underlying cause of AD
. A growing body of evidence indicates that AßOs, rather than Aß monomers or amyloid plaques, are the primary toxic species of Aß that impair neuronal synaptic function and contribute to impairment in memory and cognition and neurodegeneration. We believe that AßOs are an optimal therapeutic target relative to other Aß species and that ACU193 has the potential to be the first anti-AßO mAb treatment to prevent or slow the progression of AD.

•
Selectively binds to A
ßO.
ACU193 is the first monoclonal antibody discovered and designed to selectively target AßOs. In our nonclinical studies, ACU193 demonstrated a greater than 500-fold affinity to bind to AßOs over monomers and did not bind vascular amyloid or dense core amyloid plaques. In comparison, other non-selective anti-Aß/amyloid antibodies in development bind primarily to Aß monomers or amyloid plaques.

•
Binds to a broad spectrum of toxic A
ßOs.
AßOs are present in the brain in a wide range of sizes. ACU193 has the ability to bind to a broad spectrum of toxic AßOs across various molecular weights. Nonclinical data shows that ACU193 binds to low- to mid-sized molecular weight oligomeric species.

Potential for symptomatic improvement and disease modification:

•
May provide symptomatic improvement in addition to disease modification.
While recent anti-Aß monoclonal antibody results have established a biological foothold for disease-modifying treatments for AD, they fail to demonstrate clinically meaningful symptomatic improvement as measured by AD clinical assessments. Recent nonclinical studies show that AßOs are acutely toxic to neuronal function. By selectively targeting and neutralizing AßO toxicity, we believe that ACU193 has the potential to build upon this biological foothold and provide improvements in cognitive function in addition to disease-modifying effects.

Potential for higher dosing:

•
Selectivity for A
ßOs is likely to result in greatly reduced rates of ARIA, allowing a broad therapeutic window.
Amyloid plaque binding antibodies have been associated with ARIA, with IgG1 monoclonal antibodies in particular showing elevated rates of ARIA, which presents a safety concern. In contrast, ACU193 was engineered as an IgG2m4 subclass monoclonal antibody, which lacks the inflammatory effector functions of other IgG subclasses. Because ACU193 exhibits limited or no binding to amyloid plaques and lacks inflammatory effector functions, we believe that treatment with ACU193 is likely to result in greatly reduced rates of ARIA adverse events relative to IgG1 monoclonal antibodies that bind to plaque. ACU193 has demonstrated a favorable pharmacokinetic profile in nonclinical studies. Based on the results of GLP safety studies in rats and monkeys, we believe that ACU193 has the potential to be clinically well-tolerated at doses up to 60 mg/kg. While certain anti-Aß/plaque antibodies have dose limitations due to ARIA, we believe that ACU193 may be well-tolerated at higher doses.

ACU193: First AD Immunotherapy Candidate to Selectively Target A
ßOs
Our product candidate, ACU193, is a humanized, affinity-matured, immunoglobulin G2m4, or IgG2m4, subclass monoclonal antibody, derived from the murine immunoglobulin G1, or IgG1, parent, ACU3B3. ACU193 lacks the inflammatory effector functions of other IgG subclasses. ACU193 binds with high selectivity to soluble AßOs (over 500-fold versus Aß monomer in a competitive assay), differentiating ACU193 from other therapeutic monoclonal antibodies, which primarily bind Aß monomers or fibrillar forms of Aß. Binding of ACU193 to AßOs may improve synaptic function and decrease neurodegeneration.
Figure 2: Summary comparison of ACU193 to anti-A
ß/plaque antibodies in clinical development

Despite recognition that AßOs are key structures contributing to AD memory dysfunction, cognitive deficits, and neurodegeneration, drug discovery efforts targeting these species have been hampered by technical difficulties of generating physiologically relevant preparations of synthetic AßOs, or syn-AßOs. Our founders and early-stage researchers were instrumental in the development of well-characterized preparations of syn-AßOs, initially termed Aß Derived Diffusible Ligands, or ADDLs. ADDL preparations were used as the immunogen to generate and discover ACU3B3, the murine IgG1 parent of ACU193.
In December 2003, we entered into an exclusive license and research and development collaboration agreement with Merck for the research, discovery, development, and commercialization of immunotherapies for AD. From 2003 to 2011, Merck carried out extensive research leading to the humanization of ACU3B3 and creation of ACU193. ACU193 emerged as the lead product candidate based on its preferential AßO binding, favorable immunogenicity profile, and an absence of off-target binding. In 2011, Merck chose to terminate the program largely based on internal strategic priorities. Consequently, we regained an exclusive, perpetual, irrevocable, royalty-free, worldwide license for the research, development, manufacturing or commercialization of ADDL antibodies, ADDL antigens, or products, including ACU193.

Product Profile
We are developing ACU193, a humanized monoclonal antibody targeting soluble AßOs, as an IV administered treatment for early AD patients. The early AD population is defined as individuals with clinical symptoms consistent with MCI, or consistent with mild dementia who have demonstrated amyloid pathology as assessed with either a positron emission tomography, or PET, or cerebrospinal fluid analysis. A blood test to determine amyloid status may become available in the future. We believe ACU193 has the potential to reduce the rate of cognitive decline by at least 35%, which would be broadly considered as clinically meaningful.
ACU193 is a humanized, affinity-matured, mAb with high selectivity for toxic AßOs versus Aß monomers (greater than 500-fold) and amyloid plaques. With its selective targeting of AßOs, we believe that ACU193 could demonstrate a number of potential valuable clinical outcomes, including the slowing of disease progression and downstream changes in tau and neurofibrillary tangles. Additionally, given the acute toxicity of AßOs in laboratory studies, we believe that some patients could experience an improvement in cognitive function. ACU193’s epitope is composed of a configuration of the N-terminal regions of Aß monomers within AßOs. AßOs form when Aß monomers associate co-linearly along the central alpha helical domains through C-terminal regions via stacking phenylalanine polar bonding associations. This presents an advantage for ACU193 binding because the co-linear association sterically restricts spatial configuration of the N-terminal regions presented by AßOs. The N-termini within AßOs are anionic and repel one another, resulting in presentation of N-terminal amino acids, which lead to high affinity for ACU193 binding.
In its current formulation, ACU193 deamidates at physiological pH and body temperature. The rate of deamidation is specific to the matrix and temperature, and results in reduced target binding. To prevent deamidation prior to administration of ACU193 in the clinic, the current drug product is stored frozen at -20°C.
ACU193 is an IgG2m4 subclass mAb which lacks the inflammatory effector function signaling stimulated by other IgG subclasses. The product is expected to be given as an IV infusion once every four weeks. Given the indication, ACU193 treatment would be initiated for patients diagnosed with mild dementia or MCI and would likely be continued for several years. Based on the target and lack of inflammatory effector function, we believe the rate of ARIA may be reduced compared to approaches targeting amyloid plaques. Finally, ACU193 could be used in combination with other therapies that might become available for AD, especially those targeting the tau protein or modulating the immune system.
Nonclinical Data Package
Summary of Nonclinical Studies
In our nonclinical studies, ACU193 has demonstrated: (i) preferential selectivity for binding to AßOs versus other forms of Aß monomers and amyloid plaques in in vitro assays, human AD tissue samples and in vivo transgenic mouse models; (ii) consistent data in support of ACU193 protective effects against AßO synaptic toxicity in in vitro and ex vivo assays; (iii) in vivo pharmacology in multiple species confirming blood-brain barrier penetration, target engagement, and behavioral effects; and (iv) safety data in multiple species including GLP toxicology studies in Sprague-Dawley rats and cynomolgus monkeys confirming an adequate safety margin for the first in human clinical trial. Based on the strength of the data we observed in our nonclinical studies, we initiated INTERCEPT-AD, a Phase 1 clinical trial, in the second quarter of 2021.

Key Characteristics and Data

Selectivity
•  Binding characterization studies of ACU193 and its murine parent ACU3B3 show significant preferential selectivity for AßOs versus monomeric and amyloid plaques.

–   Competitive enzyme-linked immunosorbent assay, or ELISA, data show ACU193 binding to AßOs is 556-fold greater than to Aß monomer based on monomer equivalent weight. This selectivity value is even higher when adjusted for AßOs’ molecular weight.

–   ACU193 binding in brain tissues of transgenic mice following IV dosing shows significant, preferential binding to non-fibrillar, thioflavin-S-negative Aß structures. The occasional co-localization observed with thioflavin-S-positive fibrillar plaques suggests binding to AßOs reported to surround amyloid plaques.

•  ACU193 binds a broad range of synthetic and human-derived low, mid, and higher molecular weight AßOs (dimers to 200-mers).

Protection from AßO-induced synaptic toxicity
•  ACU193 and ACU3B3 prevent binding of AßOs to primary hippocampal neurons in vitro (the average IC50 of ACU193 is 17 nM).

•  ACU193 and ACU3B3 block AßOs’ inhibition of long-term potentiation ex vivo.

•  ACU3B3 blocks AßO mediated intracellular calcium influx in vitro.

In vivo pharmacology
•  ACU193 crosses the blood-brain barrier and demonstrates dose-dependent target engagement in the brain following peripheral administration of antibody.

•  Blinded studies in transgenic mouse models for AD over a broad range of ages show that treatment with ACU3B3 reduces multiple behavioral deficits.

•   QPS study of nine- to ten-month-old transgenic mice treated weekly with 20 mg/kg ACU3B3 for four weeks demonstrated significant behavioral improvements during water maze learning test.

•   Stanford University study of five- to seven-month-old transgenic mice treated weekly with 20 and 30 mg/kg ACU3B3 showed significant improvements during open field and Y-maze tests after four to five weeks of treatment.

•   Gladstone Institute studies of younger three- to five-month-old transgenic mice with sub-chronic weekly administration of ACU3B3 demonstrated significant behavioral improvements to hyperactivity, emotional response alterations and procedural learning deficits.

Safety
•  GLP studies via IV route established no observed adverse effect level, or NOAEL, of 300 mg/kg/dose in a 14-week cynomolgus monkey study and 250 mg/kg/dose in a
28-day
rat study.

•  Studies in transgenic mice indicated low potential for cerebral microhemorrhage.

Selectivity for AßOs
In order to understand ACU193 selectivity for AßOs, we performed biochemical assays and immunohistochemistry experiments.

Selectivity for AßOs versus Aß monomers
We demonstrated that ACU193 shows significant preferential selectivity for AßOs compared to Aß monomers. In a competition ELISA assay, ACU193’s binding to AßOs was 556-fold greater than binding to Aß monomers. Figure 3A shows comparative syn-AßO versus Aß monomer affinity data for ACU193, and illustrates the high selectivity of ACU193 for AßOs. Further evidence of ACU193 selectivity for syn-AßOs was obtained using a very high concentration of monomeric Aß, 5 µm, which did not decrease binding to syn-AßOs (Figure 3B). We believe ACU193’s selectivity for AßOs in the presence of abundant Aß monomers is representative of the in vivo levels of these Aß species in AD patients. Thus, ACU193 does not experience “target distraction” from non-toxic Aß monomers in an environment simulating brain interstitial fluid.
Figure 3: [A] Competitive ELISA for ACU193 binding to syn-A
ßO or monomeric A
ß40 [B] 5µM monomeric A
ß did not substantially change binding to syn-A
ßO

These results support the conclusion that selectivity of ACU193 for AßOs is maintained in a biochemical environment simulating the brain.
Selectivity for AßOs versus amyloid plaques
We have shown in our nonclinical data that ACU193 binds AßOs from AD patients with limited or no binding to amyloid plaques. In Figure 4 below, thioflavin S-positive ß-amyloid plaques are shown in green fluorescence while ACU193 binding is shown in red fluorescence. ACU193 binds significantly in regions that are thioflavin-S-negative, i.e., without amyloid plaques (Figure 4, Panels B and E), but only infrequently and minimally binds to thioflavin-S-positive fibrillar Aß structures (Figure 4, Panel D); close examination shows possible co-localization of ACU193 with thioflavin-S-positive Aß deposits in their periphery (Figure 4, Panel F). We believe the most likely explanation of ACU193 infrequent binding near the periphery of some amyloid plaques is due to binding to AßOs that surround the periphery of amyloid plaques. Taken together, these results are consistent with the concept that ACU193 binds endogenous AßOs, does not block binding by thioflavin-S, and, importantly, preferentially binds AßOs versus fibrillar Aß.
Figure 4: ACU193 binding to AßOs versus amyloid plaques

The upper left portion of the immunohistochemistry figure shows that in areas with no amyloid plaque binding (no green fluorescence staining, A) there is substantial binding by ACU193 (red fluorescence staining, B) that is not related to amyloid plaque. The merge of these panels (Panel E) shows ACU193 binding with no amyloid plaque present. On the upper right portion of the Figure, the area that is positive for amyloid plaque (green fluorescence staining, C) shows minimal ACU193 binding (red fluorescence staining, D). The merge of these panels (F) shows the minimal binding of ACU193 (red fluorescence staining) on the periphery of the amyloid plaque (green fluorescence staining), most likely related to AßO binding in the halo of the amyloid plaque.

Figure 5: AD stages based on AD neuropathic change, or ADNC, scoring

ADNC scoring is a combination of amyloid plaque levels, neuritic plaque levels, and neurofibrillary tangle pathology, or NFT, levels (Braak stage). In human tissue samples, ACU193 shows a disease state-relevant signal based on immunohistochemistry shown on the left from aged controls, intermediate AD pathology, and advanced AD pathology. On the far-right panel, ACU193 detects AßOs in soluble hippocampal extracts from an autosomal dominant AD patient, but not from a cognitively normal patient.
Furthermore, we have demonstrated that ACU193 does not bind to amyloid plaque surrounding blood vessels (cerebral amyloid angiopathy). In a study of transgenic mice, we did not observe binding to vascular amyloid, in contrast to hu3D6 (bapineuzumab), which displayed significant binding at all dose levels.
Figure 6: ACU193 versus hu3D6 binding to vascular amyloids

ACU193 (A and C) shows no binding to the vascular amyloid that is visible in the vessels stained by thioflavin-S (green fluorescence, B and D) in the brain 24 hours following IV dosing of 10 or 50 mg/kg in seven- to eight-month-old Tg2576 mice. In contrast, hu3D6 (bapineuzumab) binds vascular amyloid (E) at all dose levels assessed.
The data above related to vascular plaque binding support our belief that ACU193 is unlikely to have an ARIA liability. Given that the amyloid plaque-binding properties of multiple antibodies have been associated with ARIA (e.g., aducanumab, lecenamab, gantenerumab, and donenamab), we believe that ACU193’s negligible binding of amyloid plaques, including amyloid plaques associated with cerebral amyloid angiopathy, provides evidence that ARIA is unlikely to be associated with ACU193.

Binding to a broad spectrum of molecular weight AßOs
In addition, we demonstrated that ACU193 binds a broad spectrum of AßOs across various molecular weights. In another series of experiments, syn-AßOs were fractionated by size exclusion chromatography and characterized by ELISA using ACU193, hu3D6 (bapineuzumab) or hu266 (solanezumab) as the capture antibody and biotinylated anti-human Aß antibody 82E1 for detection. These data show ACU193 binds mid to higher molecular weight AßOs, with preferential binding to mid-molecular weight oligomers compared to hu266. This range of molecular weights is very similar to the range of molecular weights of oligomers thought to be most toxic.
Figure 7. Binding of humanized antibodies to size exclusion chromatography fractions of synthetic Aß species

Size exclusion chromatography fractionation of syn-AßO prep with sandwich ELISA detection. hu3D6 is also known as bapineuzumab; hu266 is also known as solanezumab. These data demonstrate the specificity of ACU193 for oligomers versus monomers, and also demonstrate a range of oligomers that are bound by ACU193.
Collectively the data show that ACU193 binds AßOs with 556-fold selectivity versus Aß monomers and demonstrates limited to no binding to amyloid plaques, but does bind to a broad range of synthetic and endogenous low, mid, and higher molecular weight AßOs. Based on these and other data, we believe that ACU193 can target therapeutically relevant AßOs in the brain of early AD patients.
Protection from AßO-induced synaptic toxicity
In order to understand ACU193’s ability to either neutralize or limit AßO-induced physiological changes, we performed ex vivo studies using brain slices or cell cultures.
Prevention of AßO toxic effects on neuronal electrophysiology
In ex vivo studies using the murine hippocampal slice long term potentiation, or LTP, model, pre-incubation with ACU193 or ACU3B3 has been shown to prevent the LTP deficit caused by AßOs (formed by administration of 50nM Aß
1-42
). LTP is an electrophysiological phenomenon demonstrated in neurons that may be associated with memory formation and other important neurological functions. Disruption of LTP has been associated with animal models in a variety of central nervous system disease states.

Figure 8. Effects of ACU3B3 and ACU193 on A
ßO-induced change in LTP

Note that AßOs disrupted normal LTP findings, but that pre-incubation with ACU3B3 prevented that disruption.
Prevention of toxic effects of AßOs on calcium homeostasis
Exposure to ACU3B3 has been shown to prevent calcium overload in cortical neuronal cultures induced by direct application of syn-AßOs (Figure 9). Disruptions in calcium homeostasis that cause cellular dysfunction have been implicated in a number of disease states, including myocardial infarction and stroke. Further, AßOs have been shown to cause disruption of calcium homeostasis, and thus, restoration of intracellular calcium to normal levels could serve as a functional indicator of potential treatment effect in AD. Multiphoton microscopy was used to examine the relationship of syn-AßO and neuronal calcium homeostasis in vitro (Figure 9). Direct application of syn-AßOs elicited calcium elevations in cortical neuronal cultures. Prior exposure to antibodies ACU3B3 and 3D6 prevented this calcium elevation (Figure 9). These results demonstrate that syn-AßOs induce elevated concentrations of intracellular neuronal calcium and that ACU3B3 prevented the syn-AßO-induced calcium overload.
Figure 9: Effect of ACU3B3 on calcium homeostasis

The relationship of syn-AßO and neuronal calcium homeostasis in the presence and absence of ACU3B3 was studied in primary cultures of transgenic APP-PS1 mouse cortical neurons. Multiphoton microscopy was used to obtain images of neuronal cultures at 12–14 days in vitro, or DIV, or 21 DIV. Cortical regions were identified and reimaged before and after topical applications of syn-AßOs to allow comparison of resting calcium within the same neuronal compartments. After baseline calcium was obtained, the cultures were treated with antibody-immunodepleted syn-AßOs (1 mL of 3 nM syn-AßOs with 9 µg of antibody) or syn-AßOs alone for 45 minutes. The cultures were then re-imaged in the same areas in the dish. Taken together, these studies show that ACU3B3 prevents the toxic effect of AßOs on calcium homeostasis.
In Vivo Pharmacology
In order to understand the effects of ACU193 in intact animals, we performed behavioral studies in transgenic mice with genetic alterations that overproduce a mutant amyloid precursor protein that forms amyloid plaques. The transgenic mouse models are generally based on autosomal dominant mutations in the APP gene causing rare forms of human AD. Transgenic mouse models using these mutations may not cause the full spectrum of AD pathology, but they do provide relevant animal models for drug development in AD.
In vivo behavioral studies in multiple transgenic mouse models for AD
The behavioral studies described below, performed at three different laboratories, indicate in vivo central pharmacologic activity of peripherally administered ACU3B3. The behavioral effects seen in these studies indicate that sufficient amounts of ACU3B3 cross the blood-brain barrier to engage the target, resulting in behavioral improvements in these transgenic mice. The Phase 1 clinical trial includes doses in the range used in these nonclinical studies.
A study conducted at QPS and using nine- to ten-month-old APP/SL transgenic mice treated weekly with 20 mg/kg ACU3B3 for four weeks demonstrated statistically significant behavioral improvements in swim path length and swim speed during the water maze learning test (Figure 10).
Figure 10: Results of ACU3B3 treatment in mice study

ACU3B3 treatment in nine- to ten-month-old APPSL mice (n=10/group) improves performance on the first day of water maze training (A; p=0.057), decreases swim path length (B; p=0.034), and reverses a swim speed abnormality (C; p<0.02).

In a separate study conducted at Stanford University, the hyperactivity phenotype of five- to seven-month-old Thy1-hAPP/SL transgenic mice in the open field and Y-maze tests was also significantly reduced after four to five weeks of treatment with ACU3B3 (20 and 30 mg/kg, weekly). Prior to dosing, Thy1-hAPP/SL mice showed increased activity in the activity chamber compared to wild-type mice. After treatment with ACU3B3, Thy1-hAPP/SL mice activity fell to a level comparable to wild-type mice, particularly activity in the center of the test arena (Figure 11A). Similar effects of ACU3B3 were found with changes in Y-maze behavior (Figure 11B) and passive avoidance (Figure 11C).
Figure 11: ACU3B3 treatment at 20 mg/kg in five- to seven-month-old Thy1-hAPP/SL mice (n=13-14/group, means + SEM)

[A] Open field total distance measurement, APP-Veh vs. APP-3B3, *p=0.029. [B] Y-maze arm entries, APP-Veh vs APP-3B3, *p=0.045; APP-Veh vs WT-Veh, **p=0.007. [C] Passive avoidance latency, APPSL-APP3B3 vs. APPSL-Veh trended for drug effect, but was not statistically significant.
In separate studies conducted at the Gladstone Institute in young three- to five-month-old hAPP/J20 mice, behavioral abnormalities in these mice were reduced after chronic treatment with ACU3B3. Treatment ameliorated the hyperactivity phenotype, emotional response alterations and procedural learning deficits in this mouse model and hyperactivity in the Y-maze test was reduced dose-dependently (5 < 10 = 20 mg/kg) (Figure 12).

Figure 12: Open field and water-maze behavior in three- to five-month-old hAPP/J20 mice following repeat weekly IP dosing with ACU3B3 (n=13-14/group)

[A] Open field activity after four weekly doses. [B], [C] Water-maze behavior following eight weekly doses.
Figure 13: Y-maze and elevated plus-maze behavior in three- to five-month-old hAPP/J20 mice following repeat, weekly IP dosing with ACU3B3 (n=13-14/group)

[A] Y-maze activity after six weekly doses. [B], [C] Elevated plus-maze behavior following nine weekly doses.
Taken together, these behavioral studies, performed at three different laboratories, indicate in vivo central pharmacologic activity of peripherally administered ACU3B3. The behavioral effects seen in these studies indicate that sufficient amounts of ACU3B3 cross the blood-brain barrier to engage the target, resulting in behavioral improvements in these transgenic mice. The range of doses used in these nonclinical studies are expected to be covered in INTERCEPT-AD.

Pharmacokinetics and Pharmacodynamics
ACU193 has demonstrated favorable pharmacokinetics and pharmacodynamics based on a number of nonclinical studies. ACU193 could be detected in plasma, CSF, and brain tissue of Tg2576 mice, rats, dogs, and rhesus monkeys following IV injection. Penetration of ACU193 into the brain was demonstrated by direct measurements of brain levels in Tg2576 mice, rats, and dogs, and by measurements of CSF levels in rats and rhesus monkeys. Brain levels were approximately 0.02% of plasma levels and CSF levels ranged from 0.05 to 0.15% of plasma levels, showing penetration of ACU193 into the brain. Toxicokinetic data collected as part of GLP toxicity studies in Sprague Dawley rats and cynomolgus monkeys showed clearance of 1 to 3 mL/h/kg and terminal half-life of approximately seven days.
Brain penetration and in vivo binding of ACU193 was explored in seven-month-old Tg2576 mice dosed intravenously with 2, 10 and 50 mg/kg of ACU193 or hu3D6 (bapineuzumab), and perfused brain tissue was collected 24 hours after dosing for analysis. A dose dependent increase in brain levels of ACU193 (Figure 14A) and ACU193/AßO complex (Figure 14B) was demonstrated, with a minimum effective dose for target engagement of 10 mg/kg.
Figure 14: Levels of ACU193 and AßO/ACU193 complexes in the brain 24 hours following IV dosing in seven-month-old Tg2576 mice (n = 4/cohort)

These results show ACU193 can penetrate the blood-brain barrier and bind endogenous AßOs.
Additionally, a study of pharmacokinetics in CSF was conducted in rhesus monkeys. An intrathecal catheter was implanted in the monkeys, and two doses at 20 mg/kg IV were administered. As shown in Figure 15, the concentrations of ACU193 in CSF should provide adequate target engagement with every four week dosing.

Figure 15: Comparison of ACU193 levels in rhesus CSF to CSF Levels of AßO in human AD patients

Following two doses of 20 mg/kg ACU193 CSF concentrations were sufficient to provide target engagement at 28 days. An estimate of 1 fmole/mL for oligomer concentration is conservative given that it is based on AßOs consisting of trimers.
Safety Profile
GLP studies using IV administration of ACU193 established a no-observed-adverse-effect level, or NOAEL, of 250 mg/kg/dose, which was the maximum feasible dose, given every two weeks in a 28-day study in Sprague-Dawley rats. The NOAEL in cynomolgus monkeys was 300 mg/kg/dose in a 14-week study in cynomolgus monkeys using IV dosing every two weeks. In Sprague Dawley rats, no adverse findings were noted. In the
14-week
study in cynomolgus monkeys, doses of 60, 300, or 600 mg/kg/dose ACU193 once every two weeks were administered. Three animals administered the highest 600 mg/kg/dose were sacrificed early for humane reasons on Days 43 or 60 due to ACU193-related, anaphylactoid-type reactions.
Thus, the 300 mg/kg/dose is considered the NOAEL for cynomolgus monkeys. The NOAELs of 300 mg/kg and 250 mg/kg compare favorably to the highest dose of ACU193 being used in our Phase 1 clinical trial (60 mg/kg).
Based in part on binding to AßOs rather than amyloid plaque, ACU193 has the potential to have a lower rate of ARIA than plaque-clearing anti-amyloid antibodies. Additionally, ACU3B3 showed no apparent increased risk of microhemorrhage when administered in vivo for three months in aged Tg2576 mice, as compared with 3D6, a plaque binding antibody used as a positive control.
With regard to effector function and possible inflammatory effects generally, ACU193 is an IgG2m4 subclass antibody which lacks inflammatory effector function signaling stimulated by other IgG subclasses. Thus, the risk for inflammatory effector function using ACU193 is considered to be low.
Investigational New Drug Application
In October 2020, we submitted an investigational new drug, or IND, application for ACU193 to the FDA. The FDA initially placed the IND on clinical hold until we were able to address the FDA’s concerns regarding potential off-target binding of ACU193 with an additional nonclinical tissue cross reactivity (TCR) study in human, monkey, and rat samples. The supplemental TCR study supported the in-vivo GLP safety results. On April 9, 2021, we received an FDA letter advising us that the clinical hold had been removed and authorizing us to proceed with a first-in-human, Phase 1 clinical trial.
Clinical Development Plan
Phase 1 Clinical Trial in AD
In the second quarter of 2021, we initiated a multi-center, randomized, placebo-controlled, single and multiple ascending dose Phase 1 clinical trial of ACU193, which we named “INTERCEPT-AD,” in 62 patients with early AD. The early AD patient set is comprised of individuals who have mild dementia or MCI due to AD. Patients with moderate to severe dementia will not be included. The main objectives of the trial are to evaluate the safety, tolerability, pharmacokinetics, and target engagement of single and multiple ascending doses of ACU193 administered by IV infusion. Pharmacodynamics effects including cognitive testing are expected to be performed on an exploratory basis. The trial is designed to be conducted in two overlapping parts: Part A (the single ascending dose portion) and Part B (the multiple ascending dose portion).
Figure 16: Design of INTERCEPT-AD

Trial Design Part A – Single Ascending Dose
We expect to enroll 32 participants in Part A of our clinical trial, with the participants randomized in a 6:2 ratio into one of four cohorts to receive a single dose of ACU193 or placebo as follows:

•	Cohort 1: One IV dose of ACU193 (2 mg/kg) or placebo.

•	Cohort 2: One IV dose of ACU193 (10 mg/kg) or placebo.

•	Cohort 3: One IV dose of ACU193 (25 mg/kg) or placebo.

•	Cohort 4: One IV dose of ACU193 (60 mg/kg) or placebo.

The double-blind treatment period for Cohorts 1-4 of Part A will be approximately 20 weeks and will include ten visits (four inpatient and six outpatient). A sequential dosing scheme will be followed for each cohort in Part A. Dosing of Cohorts 1-3 will begin at least one week after all participants in the immediately preceding lower-dose cohort have received one administration of study drug and safety data have been reviewed by our internal blinded safety team. Dosing of Cohort 4 will begin at least one week after all participants in Cohort 3 have received one administration of study drug and these safety data, along with Cohort 2 aggregate pharmacokinetic data, have been reviewed by our internal blinded safety team. An unblinded, independent Data Monitoring Committee, or DMC, will also monitor the trial and can review safety data on an ad hoc basis if requested by the blinded study team.
Trial Design Part B – Multiple Ascending Dose
We expect to enroll 30 participants in Part B of our clinical trial, with the participants randomized in an 8:2 ratio into one of three cohorts to receive a total of three doses of ACU193 or placebo as follows:

•	Cohort 5: One IV dose of ACU193 (10 mg/kg) or placebo once every four weeks.

•	Cohort 6: One IV dose of ACU193 (60 mg/kg) or placebo once every four weeks.

•	Cohort 7: One IV dose of ACU193 (60 mg/kg) or placebo once every two weeks.
Participants in Cohorts 5 and 6 will be evaluated over approximately 35 weeks, consisting of a seven-week screening period followed by a 28-week, double-blind treatment period. A follow-up safety check will be performed approximately eight weeks after the final visit of the double-blind treatment period.
Participants in Cohort 7 will be evaluated over approximately 31 weeks, consisting of a seven-week screening period, followed by a 24-week, double-blind treatment period. A follow-up safety check will be performed approximately eight weeks after the final visit of the double-blind treatment period.
In order to maintain participant safety for Part B of the clinical trial, dosing of Cohort 5 will begin at least one week after all participants in Cohort 2 of Part A have received one administration of ACU193 or placebo and the Cohort 2 safety data have been reviewed by our internal blinded safety team. For Cohort 6, dosing will begin at least one week after all participants in Cohort 4 of Part A have received one administration of ACU193 or placebo and the Cohort 4 safety data have been reviewed by our internal blinded safety team. Dosing of Cohort 7 will begin after four or more participants in Cohort 6 have been administered two doses of ACU193 or placebo and the Cohort 6 safety data, along with aggregated pharmacokinetic data from Cohort 4, have been reviewed by our internal blinded safety team. If a potential safety signal, an unexpected adverse reaction, or higher than expected exposure occurs, our internal blinded safety team will notify the independent, unblinded DMC to review the safety and pharmacokinetic data and advise on dose escalation. Cohort 7 will allow for additional pharmacokinetic modeling to more accurately determine the half-life of ACU193 if every two-week dosing is necessary.
Endpoints
Our goal for the Phase 1 trial is to establish clinical proof of mechanism of ACU193 in patients with early AD. The endpoints we will measure as part of this trial include:
Primary Endpoint

•	safety and immunogenicity, including assessment for ARIA;
Secondary Endpoints and Exploratory Objectives

•	pharmacokinetics in plasma;

•	determination of CSF concentrations of ACU193;

•	evaluation of central target engagement as measured by levels of ACU193 AßO complex in CSF;

•	evaluation of possible changes in concentration of biomarkers for AD in CSF or blood;

•	evaluation of possible changes in amyloid plaque load as determined by PET imaging;

•	evaluation of possible changes in cerebral blood flow as determined by MRI imaging, using Arterial Spin Labeling (ASL) pulse sequence; and

•	evaluation of possible changes in cognitive, functional, and behavioral measures using computerized testing and standard clinical measures for AD.
In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and enrollment that we believe are principally related to effects of the COVID-19 pandemic, we are expanding the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. Clinical trial site activation and patient recruitment and enrollment is ongoing. At present, INTERCEPT-AD is in the SAD portion of the trial. Based on current site activations and enrollment rates, we anticipate reporting our topline data from this trial, including assessments of safety, ARIA-E, pharmacokinetics and target engagement through the full 168 day follow-up period for Cohort 7, in the first half of 2023.
Future Clinical Trials
Subject to establishment of proof of mechanism of ACU193 and the safety and immunogenicity results of INTERCEPT-AD, we intend to advance ACU193 into later stage clinical trials. We plan to explore a proposed therapeutic dose of ACU193 in a future Phase 2/3 clinical trial based on safety, pharmacokinetics and pharmacodynamics assessments of the various dosing cohorts in INTERCEPT-AD. Following, and subject to the results of, INTERCEPT-AD, we plan to engage with the FDA in an end-of-Phase 2 meeting, which we anticipate will occur in the second half of 2023, to discuss the Phase 2/3 clinical trial design and pathway for potential approval. The Phase 2/3 trial is being designed as an adaptive trial, such that after a planned interim analysis of clinical and biomarker changes, a decision could be made to increase the enrollment of the trial to be adequately powered as a Phase 3 pivotal trial, or to continue the trial as a Phase 2 clinical trial. The Phase 2/3 trial will utilize standard cognitive measures that are widely employed in AD trials and most highly sensitive to changes in mild AD patients, including ADAS-COG 13, CDR-sb, ADCS-iADL, iADRS, MMSE, and potentially others including computerized neuropsychological testing. Additionally, a number of biomarkers may be studied including blood flow as determined by ASL pulse sequence on MRI, plasma or CSF p-tau, amyloid PET scanning, and tau PET scanning. Selected endpoints will be used to inform the interim decision whether to expand the trial and whether to initiate a second Phase 3 clinical trial.
Combination Potential
While we believe ACU193, if successful, will likely be a foundational treatment for people with early AD, it also could be used as part of a combination treatment regimen. The pathology of AD is complex, and many experts in the field expect that combination therapy using drugs with different mechanisms of action, such as tau, immune modulation, glial cells such as microglia and astrocytes, and growth factors, will ultimately prove most successful, similar to cutting edge approaches used in oncology. In addition, because symptomatic treatments, such as memantine and cholinesterase inhibitors, affect neurotransmitter systems rather than the underlying AD pathology, we believe that it is likely that they will be used together with disease-modifying treatments.
Manufacturing
We do not currently own or operate facilities for product manufacturing, storage and distribution, or testing. We contract with third parties for the manufacture of ACU193. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical and quality experience. Our staff has strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulation that imposes various procedural and documentation requirements and that governs record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, and more. Our systems and our contractors are required to be in compliance with these regulations, and compliance is assessed regularly through monitoring of performance and a formal audit program.
Our current supply chains for ACU193 involve several manufacturers that specialize in specific operations of the manufacturing process, including raw materials manufacturing, drug substance manufacturing and drug product manufacturing. We currently operate under work order programs for ACU193 with master services agreements in place that include specific supply timelines, volume and quality specifications. We believe our current manufacturers have the scale, the systems, and the experience to supply our currently planned clinical trials.
Competition
We face competition from several different institutions, including pharmaceutical and biotechnology companies, research institutions, governmental organizations and universities developing novel therapies for AD. We believe that the key factors affecting the clinical and commercial success of ACU193 will include safety profile, efficacy, cost, method of administration, level of marketing activity, insurance reimbursement and intellectual property protection.
If approved, ACU193 will compete with therapies currently approved for the treatment of AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. ACU193 may also compete with one or more potentially disease-modifying therapeutics that target Aß or amyloid plaques, the most advanced of which is Biogen Inc.’s Aduhelm (aducanumab), which the FDA approved in June 2021 under the accelerated approval pathway, which allows for earlier approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. Regulatory approval of aducanumab is pending in Europe and Japan. Eisai Co., Ltd. (lecenamab), Eli Lilly and Company (donenamab), and Roche Holding AG (gantenerumab), are anticipated to complete Phase 3 studies in 2022 and 2023 with their amyloid plaque targeting monoclonal antibody drugs and may obtain FDA approval under the accelerated approval pathway or full approval based on Phase 3 results.
Other companies known to be developing therapies with Aß, AßO-, and amyloid plaque-related targets include Alzheon, Inc., Alzinova AB, Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics, Inc., Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Vaxxinity, Inc., Vivoryon Therapeutics N.V. and Wren Therapeutics, Inc. Additionally, ACU193, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Cortexyme, Inc., Denali Therapeutics, Inc., Johnson & Johnson (including Janssen, its wholly-owned subsidiary) and Takeda Pharmaceutical Co. Ltd.
Collaboration Agreement with Merck
In December 2003, we entered into an exclusive license and research and development collaboration agreement with Merck to research, discover and develop certain technology related to amyloid beta-derived diffusible ligands, or ADDL, which agreement was amended and restated in October 2006. The agreement generally provided that, during the course of the collaboration, Merck would be responsible for the preclinical and clinical development and commercialization of any products covered by the agreement and, in return, we were eligible to receive potential nonclinical, clinical and regulatory milestone payments and royalties on future product sales. During the collaboration, Merck developed ACU193, an ADDL antibody, and intellectual property related to ACU193 was filed by Merck. In 2011, Merck elected to voluntarily terminate the collaboration agreement. Pursuant to the surviving provisions of the agreement, effective upon termination of the collaboration, Merck granted us an exclusive, perpetual, irrevocable, royalty-free, worldwide license, with right to sublicense, under Merck’s interest in the patent rights and know-how necessary for the research, development, manufacturing or commercialization of ADDL antibodies, ADDL antigens or products, including ACU193.
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidate. We also rely on the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on confidentiality agreements to protect our interests. We require our employees, consultants, scientific advisors and contractors to enter into confidentiality agreements prohibiting the disclosure of confidential information and requiring disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.
The main form of commercial exclusivity for our product candidate, ACU193, is expected to come from biologic regulatory exclusivity. We expect that once approved by regulatory agencies, ACU193 will receive the benefit of 12 years of market exclusivity in the U.S. and 10 to 11 years of data and market exclusivity in Europe, in each case, against competitors seeking approval for a biosimilar product.
We have an exclusive license grant from Merck to patents claiming the composition and method of use of our product candidate, ACU193. The license grant arose from our collaboration agreement with Merck to research, discover, and develop technology related to ADDLs. During our collaboration, ACU193, an ADDL antibody, was developed and intellectual property was filed by Merck. In 2011, the collaboration agreement terminated and Merck exclusively licensed to Acumen, Merck’s interest in patent rights claiming ADDL antibodies, including ACU193, ADDL Antigens and/or Products to Acumen. In the nine years subsequent to the termination of the collaboration with Merck, Acumen has controlled and directed and continues to control and direct prosecution of the licensed ACU193 patent portfolio. Acumen has also paid for and continues to pay all costs and fees associated with the prosecution and maintenance of the licensed ACU193 patent portfolio.
As of March 25, 2022, Acumen licenses from Merck one issued U.S. patent, 18 issued foreign patents including issued patents in Brazil, China, Canada, Australia, Japan, South Korea, France, Germany and the UK drawn to our product candidate, ACU193. These patents are projected to expire in July of 2031, without taking into account any possible extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Throughout the development of our product candidate, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including by protecting inventions related to additional methods of use, processes of making, formulation, and dosing regimens.
Patent Term and Term Extensions
The terms of individual patents are determined based primarily on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval for the product covered by that patent. In addition, only one patent applicable to an approved drug may receive the extension, and the extension applies only to coverage for the approved drug, methods for using it and methods of manufacturing it, even if the claims cover other products or product candidate. Where one patent covers multiple products or product candidate, it may only receive an extension for one of the covered products; any extension related to a second product or product candidate must be applied to a different patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date of a non-provisional patent application, such as a Patent Cooperation Treaty, or PCT, application. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.
The actual protection afforded by a patent may vary on a product-by-product basis, from country to country, and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions and the availability of legal remedies in a particular country and the validity and enforceability of the patent.
Our patents and patent applications may be subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
Trademarks and Know-How
In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. We rely upon know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed by our employees and through relationships with third parties. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors, commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”
Government Regulation
The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval
monitoring, and post-approval reporting of biologics such as those we are developing. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject an applicant to delays in development or approval, as well as administrative and judicial sanctions.

U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements, or GLPs;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;

•	approval by an institutional review board, or IRB, or independent ethics committee at each clinical site before the trial is commenced;

•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements and other clinical trial-related regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;

•	payment of user fees for FDA review of the BLA;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.
Preclinical and Clinical Trials
Prior to beginning the first clinical trial with a product candidate in the United States, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro
and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. In the United States, the results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro
studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used in monitoring safety and effectiveness. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed.
While clinical trials are ongoing, the FDA may impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would cause the suspension of an ongoing study, or part of an ongoing study, until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed. Imposition of a clinical hold could cause significant delays or difficulties in completing planned clinical studies in a timely manner. In addition, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. In the United States, information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing suggest a significant risk for human participants exposed to the drug or biologic, or for any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1—The investigational product is initially introduced into a limited population of healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dose response, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•
Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.
BLA Submission and Review by the FDA
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. These programs include fast track designation, breakthrough therapy designation, priority review, and accelerated approval.
The fast track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive

FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, and priority review, accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Post-approval Requirements
Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and complying with advertising and promotion requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by Company employees but also by agents of the Company or those speaking on the Company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Promotional materials for approved biologics must be submitted to the FDA in conjunction with their first use or first publication.
After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements up. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	fines, warning letters, or untitled letters;

•	clinical holds on clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•	mandated modification of promotional materials and labeling and the issuance of corrective information; and

•	and the imposition of civil or criminal penalties.
United States Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars in the United States. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the Patient Protection and Affordable Care Act, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and regulatory interpretation of the BPCIA remain subject to significant uncertainty.
Other Healthcare Laws
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other health care provider transparency laws and regulations. The laws that will affect our operations include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly;

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

•
the federal Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives.

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
Coverage and Reimbursement
In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs (e.g., Medicare, Medicaid, TRICARE), commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
Third-party payors determine which products and procedures they will cover and establish reimbursement levels. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure, including costs associated with products used during the procedure, and may be unwilling to undergo such procedures in the absence of such coverage and adequate reimbursement. In addition, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.
Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•	increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;

•	required collection of rebates for drugs paid by Medicaid managed care organizations;

•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how other such challenges and the healthcare reform measures of the Biden administration will impact the ACA or our business.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per year, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the prior presidential administration designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, several lawsuits have been brought against HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these

Trump-era policies. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees and Human Capital Resources
Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards.
As of March 1, 2022, we had 17 employees, 14 of which were full time. Of the 17 employees, there were 11 in research and development and six in general and administrative functions. We also utilized 12 consultants, nine in various roles related to research and development and three in general and administrative functions. We believe our employee relations are good.
Corporate Information
We were incorporated under the laws of the State of Delaware in 1996. Our principal executive offices are located at 427 Park St., Charlottesville, Virginia 22902 and our telephone number is (434) 297-1000.
Available Information
Our website address is
http://www.acumenpharm.com/
. In addition to the information about us contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is
www.sec.gov
.
Item 1A. Risk Factors.
The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to our Financial Position and Capital Needs
We are a clinical stage biopharmaceutical company with a limited operating history.
We are a clinical-stage biopharmaceutical company with a limited operating history focused on pioneering a novel disease-modifying therapeutic approach to treat AD. We were incorporated in 1996 and were party to an exclusive license and research collaboration with Merck in 2003. Although we acquired the exclusive rights to ACU193 from Merck in 2011, following Merck’s strategic decision to focus its AD development efforts on a different product candidate, we did not recommence meaningful operations until we completed our first institutional fundraising in 2018. As a result, we have a very limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We received clearance of our Investigational New Drug application, or IND, for our sole product candidate, ACU193, and initiated our Phase 1 clinical trial in the second quarter of 2021. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that we believe are principally related to effects of the COVID-19 pandemic, we are expanding the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. However, we cannot assure that we will not experience additional delays in site activation or enrollment. Clinical trial site activation and patient recruitment and enrollment is ongoing. To date, we have not completed a clinical trial, initiated a pivotal trial, obtained marketing approval for any product candidate, manufactured a commercial scale product candidate, arranged for a third party to do so on our behalf or conducted sales or marketing activities necessary for successful product candidate commercialization. Our short operating history makes any assessment of our future success and viability subject to significant uncertainty. We will likely encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.
We have no product candidates approved for commercial sale, we have never generated any revenue from sales and we may never be profitable.
We have no product candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2021 and 2020, our net losses were $100.6 million and $7.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $127.6 million.
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
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2021, we had $122.2 million in cash and cash equivalents and $103.7 million in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2025. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•	the progress, costs, timing and results of INTERCEPT-AD and other potential clinical trials of ACU193, including for potential additional indications that we may pursue beyond AD;

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
Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and conflict with Russia and Ukraine. If we are unable to raise sufficient additional capital on a timely basis, we could be forced to curtail our planned operations and the pursuit of our business strategy, which would have a material adverse effect on the value of our common stock.
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
We are early in our development efforts. To date, we have invested substantially all of our efforts and financial resources in the research and development of ACU193, which is currently our only product candidate. Before seeking marketing approval from regulatory authorities for the sale of ACU193, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that ACU193 will be successful in clinical trials. Further, ACU193 may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for ACU193, we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of ACU193 by us or by one or more of our partners. The clinical and commercial success of ACU193 will depend on a number of factors, including the following:

•	successful patient enrollment in INTERCEPT-AD and other clinical trials of ACU193;

•	sufficiency of our financial and other resources to complete the necessary clinical trials;

•	the results from INTERCEPT-AD and future clinical trials of ACU193;

•	the frequency and severity of adverse effects of ACU193;

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
There is no current scientific or general consensus on the causation of AD or method of action to treat AD. We have discovered and are developing ACU193, a humanized monoclonal antibody that selectively targets amyloid-beta oligomers, or AßOs, to treat AD. Our approach is based on research on AßOs, globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from other forms of amyloid. AßOs have gained scientific acceptance as primary toxins involved in the initiation and propagation of AD pathology. Based on the results of our nonclinical studies to date, we believe ACU193 is different from current and prior clinical-stage anti-amyloid drugs and product candidates based on its selectivity for AßOs. We believe that this is a novel mechanism which has the potential to provide more clinically meaningful benefits, with a possible improved safety profile, as compared to approved therapies and product candidates in development. However, we may ultimately discover that ACU193 does not possess properties required for therapeutic effectiveness. We have no evidence regarding the efficacy, safety or tolerability of ACU193 in humans. We may spend substantial funds attempting to develop ACU193 or other product candidates and never succeed in doing so.
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
The results of nonclinical studies and early clinical trials are not necessarily predictive of future results and ACU193, or any other product candidate that we may develop, may not be further developed or have favorable results in later studies or trials. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the pharmaceutical industry have suffered setbacks in the advancement of their product candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding results in earlier nonclinical studies or clinical trials. We intend to enroll 62 patients with early AD in INTERCEPT-AD. Even if the results of INTERCEPT-AD are positive, it may not be predictive of the results of outcomes in our later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in AD, where failure rates historically are higher than in most other disease areas.
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
We are early in our development efforts for ACU193, and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market ACU193 or any other product candidate we seek to develop. Carrying out clinical trials and the submission of a successful BLA is a complicated process. Although members of the Acumen team have significant experience in clinical development of drugs through regulatory approval, as an organization, Acumen recently began conducting its first clinical trial, has no experience in conducting any clinical trials, has limited experience in preparing regulatory submissions and has not previously submitted a BLA for any product candidate.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulatory authorities, Institutional Review Boards, or IRBs, or Ethics Committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or we may fail to reach a consensus with regulatory authorities on trial design; for example, our initial submission of the IND for ACU193 was placed on clinical hold by the FDA until we were able to address the FDA’s initial concerns regarding potential off-target binding of ACU193 with an additional nonclinical tissue cross reactivity study, after which the FDA permitted us to initiate the Phase 1 clinical trial of ACU193 in the second quarter of 2021;

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
As is the case with pharmaceuticals generally, it is possible that there may be side effects and adverse events associated with the use of ACU193 or any future product candidates we may develop. Results of INTERCEPT-AD, or future clinical trials, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to greater exposures and a larger number of patients. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, ACU193 or any future product candidates we may develop, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities, or IRBs for a number of reasons. We may also elect to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such product candidate if approved. If we elect or are required to further delay, suspend or terminate any clinical trial of any product candidates we may develop, the commercial prospects of such product candidates will be harmed and our ability to generate drug revenues from any such product candidates will be delayed or eliminated.
It is possible that, as we test ACU193 in INTERCEPT-AD or future trials, or as the use of ACU193 becomes more widespread if it receives regulatory approval, we may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects become later known in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

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
We have experienced and may continue to experience delays or difficulties in the enrollment and retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.
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

•
further disruptions caused by the ongoing COVID-19 pandemic, including further difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;

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

We are currently conducting the INTERCEPT-AD Phase 1 trial in patients with AD. Before we submit a BLA to the FDA or a MAA to the EMA for ACU193 for the treatment of patients with AD, we will be required to successfully complete our Phase 1 clinical trial and at least one additional late-stage clinical trial. The FDA generally requires two pivotal clinical trials to support approval. In addition, we must scale up manufacturing and complete other standard nonclinical and clinical studies. We cannot predict whether our current or future trials will be successful or whether regulators will agree with our conclusions regarding the nonclinical studies and the clinical trials we conduct.
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
Our Phase 1 clinical trial has been and will continue to be affected by the COVID-19 pandemic. We have experienced delays in clinical site activation and patient enrollment in INTERCEPT-AD, which we believe is a result of the COVID-19 pandemic, which has delayed the expected timeline of INTERCEPT-AD. We believe that the COVID-19 pandemic has negatively impacted our ability to activate clinical trial sites as planned as a result of trial sites, especially in certain geographies within the United States that have been experiencing relatively higher rates of COVID-19, requiring more time to implement site activation requirements and enrollment efforts being impeded by lower-than-expected willingness of potential patients to visit active sites for screening. We may experience further related disruptions in the future that could severely impact our clinical trials, including:

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
For example, one clinical trial site was closed for one week in January 2022 due to staff infections with
COVID-19.
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts have adversely affected and continue to adversely affect our business, financial condition, results of operations and growth prospects.
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
As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. For example, through our CMOs we plan to implement a larger scale ACU193 manufacturing process with increased yields and at larger scale production levels. We are also developing a lyophilized drug product form and refrigeration-stable formulation prior to the initiation of Phase 2 human clinical studies.
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
The estimated incidence and prevalence ranges included herein have been derived from data from multiple sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Accordingly, the incidence and prevalence estimates included in this Annual Report on
Form 10-K
should be viewed with caution. Further, the data and statistical information used in this Annual Report on Form 10-K, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.
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

If approved, ACU193 will compete with therapies currently approved for the treatment of AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. ACU193 may also compete with one or more potentially disease-modifying therapeutics that target Aß or amyloid plaques, the most advanced of which is Biogen Inc.’s Aduhelm (aducanumab), which the FDA approved in June 2021 under the accelerated approval pathway, which allows for earlier approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. Regulatory approval of aducanumab is pending in Europe and Japan. Eisai Co., Ltd. (lecenamab), Eli Lilly and Company (donenamab), and Roche Holding AG (gantenerumab), are anticipated to complete Phase 3 studies in 2022 and 2023 and may obtain FDA approval under the accelerated approval pathway or full approval.
Other companies known to be developing therapies with Aß–, AßO– amyloid plaque-related targets include Alzheon, Inc., Alzinova AB, Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, its wholly owned subsidiary) Vaxxinity, Inc., Vivoryon Therapeutics N.V. and Wren Therapeutics, Inc. Additionally, ACU193, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Cortexyme, Inc., Denali Therapeutics, Inc., Johnson & Johnson (including Janssen, its wholly-owned subsidiary) and Takeda Pharmaceutical Co. Ltd.
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
We intend to rely on CROs and other third parties to conduct, supervise and monitor a significant portion of our research and nonclinical testing and clinical trials for ACU 193 or any future product candidates, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
We intend to engage CROs and other third parties to conduct our planned nonclinical studies or clinical trials, including INTERCEPT-AD and future clinical trials of ACU193, and to monitor and manage data. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, in the future. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of a CRO or clinical site or other vendor staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.
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
We will likely seek collaborations with third parties for the development or commercialization of ACU193 or any future product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates, including ACU193.
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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; and state and local laws that require the registration of pharmaceutical sales representatives.

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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (ii) expanded the entities eligible for discounts under the 340B drug pricing program; (iii) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (iv) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for individuals with income at or below 133% (as calculated, it constitutes 138%) of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (v) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (vi) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018); (vii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the Tax Act) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA or our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Infrastructure Investment and Jobs Act, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Further, in November 2020, CMS issued an interim final rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future.
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq Global Select Market, or Nasdaq. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our initial public offering, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In connection with the preparation and audit of our financial statements as of December 31, 2020 and for the year then ended, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2021, this material weakness has been remediated, see “Item 9A—Remediation of Material Weakness.” Although we were able to remediate this material weakness, there is no guarantee that we will not experience additional material weaknesses in the future or that we will be able to remediate any such material weakness in a timely manner or at all. In addition, we have in the past identified other material weaknesses in our internal controls over financial accounting, which have since been remediated.
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
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our stock price could decline as a result, and we could be subject to sanctions or investigations by Nasdaq, the Commission or other regulatory authorities.
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
Our stock price may be volatile. From July 1, 2021, the date our stock began trading on Nasdaq, through March 1, 2022 our stock price fluctuated from a low of $4.60 to a high of $26.98. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	the commencement, enrollment or results of our clinical trials, including INTERCEPT-AD and any future clinical trials we may conduct, or changes in the development status of our product candidates;

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
The stock market in general, Nasdaq and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing
COVID-19
pandemic and conflict with Russia and Ukraine, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing
COVID-19
pandemic, especially as more infectious variants of the virus emerge, and conflict with Russia and Ukraine may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 25, 2022, we had 40,473,270 shares of common stock outstanding. All of the shares of common stock sold during the initial public offering are currently freely tradable, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933.
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
We have filed a registration statement on Form
S-8
under the Securities Act registering approximately 7,406,178 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans and plan to file additional registration statements on Form
S-8
for additional shares of common stock issuable under our equity incentive plans. Shares registered under these registration statements on Form
S-8
can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award, the lock-up
agreements described above, and the restrictions of Rule 144 in the case of our affiliates.
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
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. As a result of these elections, the information that we provide in this Annual Report on Form
10-K
may be different than the information you may receive from other public companies in which you hold equity interests. In addition, it is possible that some investors will find our common stock less attractive as a result of these elections, which may result in a less active trading market for our common stock and higher volatility in our share price.
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
While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
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
We have incurred NOLs during our history, we expect to continue to incur significant NOLs for the foreseeable future, and we may not achieve profitability prior to the time that certain of our NOLs expire. As of December 31, 2021, we had federal and state NOL carryforwards of $40.9 million and $49.5 million, respectively, that will begin expiring in the year 2028 for both federal and state NOLs if not utilized. We also have $34.5 million of federal net operating loss carryforwards as of December 31, 2021, that do not expire as a result of recent tax law changes. Our NOL carryforwards are subject to review and possible adjustment by U.S. and state tax authorities. Our NOL carryforwards could expire unused or be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, federal NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and federal NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards to offset taxable income in taxable years beginning after 2019 and before 2023. It is generally uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
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
NOLs and certain other
pre-change
tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. The completion of our recent initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have an adverse effect on our cash flows and results of operations.
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
one-time
charges, and could increase our future U.S. tax expense. Among the changes made by the Tax Act was a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs.” We continue to examine the impact this tax reform legislation may have on our business. It is possible that U.S. tax law will be further modified by the Biden administration and Congress by making tax law changes included in proposed legislation (which has not yet been enacted) that could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and potential changes in U.S. tax laws on an investment in our common stock.
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
FDA and regulatory authorities outside the United States may adopt policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. In response to the
COVID-19
pandemic, the FDA postponed most inspections for a period and has since been utilizing a rating system to assist in determining when and where it is safest to conduct inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the ongoing
COVID-19
pandemic or political disruption such as the pending conflict with Russia and Ukraine could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are currently located in Charlottesville, Virginia, where we lease office space pursuant to a lease agreement that expires in December 2022. We also lease 8,573 square feet of office space in Carmel, Indiana pursuant to a lease agreement that expires in August 2023. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock is listed on The Nasdaq Global Select Market under the symbol “ABOS.”
Holders of Record
As of March 25, 2022, we had 90 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Initial Public Offering
On June 30, 2021, our Registration Statement on Form
S-1,
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form
10-K.
This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing
COVID-19
pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form
10-K.
You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form
10-K
for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble AßOs, which are globular assemblies of the Aß peptide that are distinct from Aß monomers and amyloid plaques. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through clinical proof of mechanism trials in early AD patients. We initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which we named

“INTERCEPT-AD.”

This trial is enrolling patients with mild dementia or MCI due to AD, conditions referred to as “early AD.”

INTERCEPT-AD

is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping SAD and MAD cohorts involving a total of approximately 62 patients with early AD. The overall objective of the trial is to evaluate the safety and tolerability and establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints are focused on safety and immunogenicity. An important safety measure will be the use of MRI to assess the presence or absence of ARIA. Secondary endpoints include pharmacokinetics in plasma and CSF and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing are included as exploratory measures. In October 2021, we announced the initial dosing of the first patient in the

INTERCEPT-AD

trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that we believe are principally related to the effects of the

COVID-19

pandemic, we are expanding the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. Clinical trial site activation and patient recruitment and enrollment is ongoing. At present,

INTERCEPT-AD

is in the SAD portion of the trial. Based on current site activations and enrollment rates, we anticipate reporting our topline data from this trial in the first half of 2023.
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
Prior to our IPO, which closed on July 6, 2021, we raised an aggregate of $99.4 million of gross proceeds through the issuance of convertible preferred stock, as well as sales of common stock and issuance of notes that were converted to preferred stock, with the vast majority of this capital being raised since our Series
A-1
convertible preferred stock, or Series
A-1,
financing in 2018. In 2020, we conducted a Series B convertible preferred stock, or Series B, financing, with the funding to occur in two tranches. We closed the first tranche of the Series B financing in November 2020, selling 11,862,043 shares of Series B at $3.80 per share for gross proceeds of $45.1 million. On June 9, 2021, our board of directors and the holders of more than 67% of the outstanding shares of Series B preferred stock elected to waive the achievement of the milestone event. On June 17, 2021, we closed the second tranche of our Series B preferred stock financing, pursuant to which certain of our investors funded an additional $30.0 million in exchange for 7,908,027 shares of Series B preferred stock.
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
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $100.6 million and $7.3 million for the years ended December 31, 2021 and 2020, respectively. Approximately $81.2 million, or 81%, of the net loss for the year ended December 31, 2021 was due to increases in the fair value of the Series B tranche liability and the Series
A-1
warrant liability of $76.2 million and $5.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $127.6 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter
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
As of December 31, 2021, we had cash and cash equivalents of $122.2 million and $103.7 million in marketable securities. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
COVID-19
transmission.
In October 2021, we announced the initial dosing of the first patient in the

INTERCEPT-AD

trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that we believe are principally related to effects of the

COVID-19

pandemic, we are expanding the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. However, we cannot assure that we will not experience additional delays in site activation or enrollment. Clinical trial site activation and patient recruitment and enrollment is ongoing. At present,

INTERCEPT-AD

is in the SAD portion of the trial. Based on current site activations and enrollment rates, we anticipate reporting our topline data from this trial in the first half of 2023.
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
To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. For the year ended December 31, 2020, we derived revenue from a grant awarded by the National Institutes of Health, or the NIH, in September 2017 and renewed annually in 2018 through 2020. The grant provided us with funding to support the completion of preclinical chemistry, manufacturing and control studies, toxicology and pharmacokinetic studies, submit an IND dossier to the FDA, and then conduct first in human clinical safety trials for ACU193. We recognized revenue from this grant when the related costs were incurred and the right to payment was realized. The full $3.9 million awarded to us was fully recognized as of December 31, 2020, as the final $1.4 million under the grant was recorded as revenue during the year ended December 31, 2020.
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
As we currently only have one product candidate, ACU193, in development, we do not separately track expenses by program. Further, as we have historically relied exclusively on consultants for research and development activities, we did not have any material internal research and development costs for the years ended December 31, 2021 and 2020. We expect that our research and development expenses will increase substantially in connection with our clinical development activities for our ACU193 program.
General and Administrative Expenses
General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include insurance, professional fees for legal, consulting, accounting, auditing, tax and patent services, investor and public relations, board of directors’ expenses, franchise taxes and rent.
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
Other Income (Expense)
Other income (expense) primarily includes changes in fair value of the
Series A-1 warrant
liability and the Series B tranche rights, interest income, net and other expense, net.
The Series
A-1
warrant liability and the Series B tranche rights were initially recorded at fair value as liabilities on our balance sheet. Each was subsequently re-measured at
fair value at the end of each reporting period and also upon the exercise of the warrant on June 22, 2021 and upon settlement of the tranche rights with the milestone closing for the Series B on June 17, 2021. Changes in the fair value were recognized as a component of other income (expense).
Following our IPO, we made investments in marketable securities and the interest income earned, as well as the amortization and accretion of premiums and discounts are recorded in interest income, net.
Other income (expense), net generally consists of sublease income offset by fees incurred on our investments in marketable securities.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Grant and other revenue	$—	$1,436	$(1,436)
Costs and operating expenses
Research and development	12,305	7,997	4,308
General and administrative	7,279	1,351	5,928

Total operating expenses	19,584	9,348	10,236

Loss from operations	(19,584)	(7,912)	(11,672)
Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	(81,157)	586	(81,743)
Interest income, net	84	1	83
Other income, net	51	—	51

Total other income (expense)	(81,022)	587	(81,609)

Net loss	(100,606)	(7,325)	(93,281)

Other comprehensive loss
Unrealized loss on marketable securities	(231)	—	(231)

Comprehensive loss	$(100,837)	$(7,325)	$(93,512)

Grant and Other Revenue
Revenue related to our NIH grant was nil and $1.4 million for the years ended December 31, 2021 and 2020, respectively. Revenue under the NIH grant was recognized when the related costs were incurred and the right to payment was realized.
Research and Development Expenses
Research and development expenses were $12.3 million and $8.0 million for the years ended December 31, 2021 and 2020, respectively. The $4.3 million increase was primarily due to increases in expenses of $2.3 million for personnel-related expenses, $2.3 million for materials and $2.1 million for contract research organization services, which were partially offset by decreases in expenses of $1.6 million for drug safety testing, $0.6 million for consulting and $0.2 million for contract manufacturing. The net increase in research and development expenses in 2021 from 2020 was primarily due to increased costs related to initiating our clinical trial in 2021.
General and Administrative Expenses
General and administrative expenses were $7.3 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. The $5.9 million increase was primarily due to increases of $2.2 million for personnel expenses, including stock compensation costs, $1.5 million for insurance expenses, $0.8 million for accounting and audit expenses, $0.5 million for legal expenses, $0.3 million for investor relations, as well as $0.1 million each for marketing/public relations, board of directors’ fees, rent, travel, other general and administrative costs and the write-off
of the remaining NIH grant receivable which was not submitted in a timely enough manner to collect these funds from the NIH. Following the IPO, we have added a number of new personnel and a large portion of the other increases are a direct result of our transition from a private to a public company.
Other Income (Expense)
Increases in the fair value of the Series B tranche liability and the
Series A-1 warrant
liability of $76.2 million and $5.0 million, respectively, were primarily responsible for total other expense for the year ended December 30, 2021. Additionally, these expenses were offset by interest income earned on our investments in marketable securities, net of amortization and accretion of premium and discount which are recorded in interest income, net and sublease income. Other income (expense) for the year ended December 31, 2020 was related to decreases in the fair value of the Series B tranche liability and the Series
A-1
warrant liability of $0.4 million and $0.2 million, respectively.
Liquidity and Capital Resources
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
As of December 31, 2021, our cash and cash equivalents totaled $122.2 million. Additionally, we had $103.7 million of available-for-sale
marketable securities as of December 31, 2021, which mature over the next one to two years. We enter into contracts in the normal course of business with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, for clinical trials, nonclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancelable by us upon prior notice of 30 days. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.
Future minimum lease payments under our lease agreements for our leases in Carmel, Indiana and Charlottesville, Virginia total less than $0.3 million.

Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(17,961)	$(7,450)
Net cash used in investing activities	(104,120)	—
Net cash provided by financing activities	200,466	44,675

Net change in cash and cash equivalents	$78,385	$37,225

Operating Activities
Net cash used in operating activities was $18.0 million and $7.5 million for the years ended December 31, 2021 and 2020, respectively. Net cash used in operating activities during the year ended December 31, 2021 primarily consisted of our net loss of $100.6 million, which includes $81.2 million of non-cash
expense related to the change in the fair values of the Series B tranche liability and the Series
A-1
warrant liability and $0.9 million for stock compensation costs, plus $3.9 million of cash used for prepaid expenses mainly associated with research and development activities and insurance; partially offset by cash provided of $3.6 million from accrued expenses and other current liabilities mainly related to research and development expenses and employee-related accruals, and $0.6 million of cash provided by accounts payable. Cash used in operating activities during the year ended December 31, 2021, was the result of ongoing research and development activities as we commenced our clinical trial, as well as costs associated with the transition from a private to a public company. Net cash used in operating activities during the year ended December 31, 2020 primarily consisted of our net loss of $7.3 million, which includes $0.6 million of non-cash
expense related to the change in the fair values of the Series B tranche liability and the Series
A-1
warrant liability and $0.2 million for stock compensation costs, partially offset by $0.3 million of cash provided by changes in our operating assets and liabilities.
Investing Activities
Cash used in investing activities for the year ended December 31, 2021 was $104.1 million and was predominantly related to the purchase of marketable securities, but also included less than $0.1 million for purchases of computer hardware. Cash used in investing activities for the year ended December 31, 2020 was nil.
Financing Activities
Net cash provided by financing activities was $200.5 million and $44.7 million for the year ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities during the year ended December 31, 2021 was primarily due to our IPO for net proceeds of $168.6 million, the closing of the second tranche of our Series B convertible preferred stock for gross proceeds of $30.0 million, plus a total of $1.9 million received from the exercise of a Series
A-1
preferred warrant, as well as exercises of common stock warrants. Net cash provided by financing activities during the year ended December 31, 2020 was primarily due to the closing of the first tranche of the Series B financing for net proceeds of $44.7 million.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. Furthermore, we have and expect to incur additional costs associated with operating as a public company following our July 2021 IPO. It is likely that we will seek third-party collaborators for the future commercialization of ACU193 or any other product candidate that is approved for marketing. However, we may seek to commercialize our products at our own expense, which would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution., which costs we may seek to offset through entry into collaboration agreements with third parties. As a result, we expect that we will need to obtain substantial additional funding in connection with our future operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
Based on our current operating plan, we expect that our existing cash and cash equivalents and our marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our longer-term cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates and assumptions are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report for Form
10-K,
we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.
Stock-Based Compensation Expense
We recognize stock-based compensation expense for all stock-based awards. Stock-based compensation costs are estimated at the grant date based on the fair value of the equity and recognized as expense, net of actual forfeitures when they occur, on a straight-line basis over the requisite service period.
We calculate the fair value of options using the Black-Scholes option-pricing model, which requires the use of various highly subjective assumptions as follows:

•	Fair Value of Common Stock —See the subsection titled “ Common Stock Valuations ” below.

•
Expected Term
—We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the mid-point
between the vesting date and the end of contractual term of the option (generally ten years).

•
Expected Volatility
—Due to our limited operating history and a lack of sufficient company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of industry peers that are publicly traded. We will continue to utilize a group of publicly traded peers to estimate volatility until a sufficient amount of historical information regarding the volatility of our own stock becomes available.

•	Risk-Free Interest Rate —The risk-free rate assumption is based on the U.S. Treasury yield in effect at the time of the grant with maturities consistent with the expected term of our options.

•
Expected Dividend Yield
—We have not issued any dividends in our history and do not expect to pay dividends on our common stock over the life of the options and therefore have estimated the dividend yield to be zero.

We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.
For the years ended December 31, 2021 and 2020, stock-based compensation expense was $0.9 million and $0.2 million, respectively. As of December 31, 2021, we had approximately $4.7 million of total unrecognized stock-based compensation costs, which we expect to recognize over an estimated weighted-average period of 3.0 years. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
Common Stock Valuations
Given the absence of a public trading market of our common stock prior to the IPO, and in accordance with the American Institute of Certified Public Accountants Practice Guide,
Valuation of Privately Held Company Equity

Securities Issued as Compensation
, the Practice Aid, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock prior to the IPO, including, but not limited to:

•	relevant precedent transactions involving our capital stock;

•	contemporaneous valuations of our common stock performed by third-party specialists;

•	rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	our business, financial condition and results of operations, including related industry trends affecting our operations;

•	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our business;

•	the lack of marketability of our common stock, and the illiquidity of stock-based awards involving securities in a private company;

•	market multiples of comparable publicly-traded companies; and

•	U.S. and global capital and macroeconomic conditions.
The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:

•
Option Pricing Method, or OPM.
Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options. This method is appropriate to use when the range of possible future outcomes is so difficult to predict that estimates would be highly speculative, and dissolution or liquidation is not imminent.

•
Probability-Weighted Expected Return Method, or PWERM.
The PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

For valuations performed during fiscal years 2018 through 2020 we used the OPM. For valuations performed beginning in 2021, prior to the IPO, in accordance with the Practice Aid, we used a hybrid approach of the OPM and the PWERM methods to determine the estimated fair value of our common stock as a result of the increasing likelihood of the occurrence of certain discrete events, such as a potential IPO, improving market conditions and receptivity of the market to initial public offerings. The enterprise value determined under the OPM and PWERM methods was weighted according to our board of directors’ estimate of the probability of the occurrence of a certain discrete event as of the valuation date. The resulting equity value for the common stock was then divided by the number of shares of common stock outstanding at the date of the valuation to derive a per share value on a non-marketable
basis. In order to determine the fair value of our common stock on a marketable basis, we then applied a discount for lack of marketability which we derived based on inputs including a company-specific volatility rate, a term equal to the expected time to a future liquidity event and a risk-free rate equal to the yield on treasuries of similar duration.
Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, cash flows, discount rates, market multiples, the selection of comparable companies and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact our valuations as of each valuation date and may have a material impact on the valuation of common stock. The assumptions underlying these valuations represent our management’s best estimate, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.
Following the closing of the initial public offering, the fair value of our common stock has been determined based on the quoted market price of our common stock.
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. Since our inception, we have not experienced any material differences between accrued or prepaid costs and actual costs.
We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
Accrued research and development expenses increased to $2.6 million as of December 31, 2021, compared with $0.1 million as of December 31, 2020, and prepaid research and development expenses increased to $2.6 million as of December 31, 2021, compared with $0.4 million as of December 31, 2020. The increases in both accrued and prepaid research and development are due to commencement of our clinical trial.
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

We may take advantage of these provisions until we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2025, (ii) the last day of the fiscal year in which we have more than $1.07 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates
exceeds $700 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible
debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Annual Report on Form
10-K
and our other filings with the SEC. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company” as defined by Item 10 of Regulation
S-K,
the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.
ACUMEN PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Acumen Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Acumen Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, changes in convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, and the related notes

(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/

Ernst & Young LLP
We have served as the Company’s auditors since 2021.
Tysons, Virginia
March 28, 2022

ACUMEN PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$122,162	$43,777
Marketable securities, short-term	72,075	—
Grant receivable	—	109
Prepaid expenses and other current assets	4,424	543

Total current assets	198,661	44,429
Marketable securities, long-term	31,619	—
Property and equipment, net	36	—
Other assets	14	—

Total assets	$230,330	$44,429

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,088	$531
Accrued expenses and other current liabilities	4,059	423
Preferred stock tranche rights liability	—	5,033
Preferred stock warrant liability	—	380

Total liabilities	5,147	6,367
Series A convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of December 31, 2021; 711,203 shares authorized and 477,297 shares issued and outstanding as of December 31, 2020; liquidation preference of $1,067 as of December 31, 2020	—	1,067
Series A-1 convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of December 31, 2021; 11,898,177 shares authorized and 7,537,879 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,847 as of December 31, 2020	—	16,333
Series B convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of December 31, 2021; 29,457,450 shares authorized and 11,862,043 shares issued and outstanding as of December 31, 2020; liquidation preference of $45,070 as of December 31, 2020	—	39,253
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021; no shares authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized and 40,473,270 shares issued and outstanding as of December 31, 2021; 50,500,000 shares authorized and 419,124 shares issued and outstanding as of December 31, 2020	4	—
Additional paid-in capital	352,981	8,374
Accumulated deficit	(127,571)	(26,965)
Accumulated other comprehensive loss	(231)	—

Total stockholders’ equity (deficit)	225,183	(18,591)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$230,330	$44,429

The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Grant and other revenue	$—	$1,436
Operating expenses
Research and development	12,305	7,997
General and administrative	7,279	1,351

Total operating expenses	19,584	9,348

Loss from operations	(19,584)	(7,912)
Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	(81,157)	586
Interest income, net	84	1
Other income, net	51	—

Total other income (expense)	(81,022)	587

Net loss	(100,606)	(7,325)

Other comprehensive loss
Unrealized loss on marketable securities	(231)	—

Comprehensive loss	$(100,837)	$(7,325)

Net loss per common share, basic and diluted	$(5.02)	$(17.48)

Weighted-average shares outstanding, basic and diluted	20,057,534	419,124

The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	477,297	$1,067	7,537,879	$16,333	—	$—	419,124	$—	$8,220	$(19,640)	$—	$(11,420)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $395	—	—	—	—	11,862,043	39,253	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	154	—	—	154
Net loss	—	—	—	—	—	—	—	—	—	(7,325)	—	(7,325)

Balance as of December 31, 2020	477,297	1,067	7,537,879	16,333	11,862,043	39,253	419,124	—	8,374	(26,965)	—	(18,591)
Issuance of milestone shares for cash, net of issuance costs of $16	—	—	—	—	7,908,027	30,031	—	—	—	—	—	—
Exercise of preferred stock warrant	—	—	447,426	1,250	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights liability upon issuance of milestone shares	—	—	—	—	—	81,190	—	—	—	—	—	—
Reclassification of warrant liability upon exercise of preferred stock warrant	—	—	—	5,380	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	137,446	—	614	—	—	614
Conversion of convertible preferred stock into common stock upon initial public offering	(477,297)	(1,067)	(7,985,305)	(22,963)	(19,770,070)	(150,474)	28,232,672	3	174,501	—	—	174,504
Issuance of common stock for cash, net of issuance costs of $15,445	—	—	—	—	—	—	11,499,998	1	168,555	—	—	168,556
Cashless exercise of common stock warrants	—	—	—	—	—	—	178,847	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	5,183	—	15	—	—	15
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(231)	(231)
Share-based compensation	—	—	—	—	—	—	—	—	922	—	—	922
Net loss	—	—	—	—	—	—	—	—	—	(100,606)	—	(100,606)

Balance as of December 31, 2021	—	$—	—	$—	—	$—	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183

The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(100,606)	$(7,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	—
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	81,157	(586)
Stock-based compensation expense	922	154
Amortization of premiums and accretion of discounts on marketable securities, net	155	—
Other non-cash expense	109	—
Changes in operating assets and liabilities:
Grant receivable	—	(79)
Prepaid expenses and other current assets	(3,881)	53
Other assets	(14)	144
Accounts payable	557	308
Accrued expenses and other current liabilities	3,636	(119)

Net cash used in operating activities	(17,961)	(7,450)

Cash flows from investing activities
Purchases of available-for-sale marketable securities	(104,080)	—
Purchases of property and equipment	(40)	—

Net cash used in investing activities	(104,120)	—

Cash flows from financing activities
Proceeds from issuance of Series B milestone shares, net of issuance costs	30,031	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	44,675
Proceeds from exercise of Series A-1 warrant	1,250	—
Proceeds from exercise of common stock warrants	614	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	168,556	—
Proceeds from stock option exercises	15	—

Net cash provided by financing activities	200,466	44,675

Net change in cash and cash equivalents	78,385	37,225
Cash and cash equivalents at the beginning of the period	43,777	6,552

Cash and cash equivalents at the end of the period	$122,162	$43,777

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosure of noncash financing activities
Reclassification of preferred stock tranche rights liability upon share issuance	$81,190	$—

Reclassification of warrant liability upon exercise of preferred stock warrant	$5,380	$—

Conversion of convertible preferred stock into common stock upon IPO	$174,504	$—

The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen discovers and develops targeted therapies for the treatment of Alzheimer’s disease (“AD”). Acumen’s sole drug candidate, ACU193, is a humanized monoclonal antibody which selectively targets amyloid-beta oligomers (“AßOs”). Acumen and Merck & Co., Inc. discovered and developed ACU193 through an eight-year research collaboration. Acumen currently holds exclusive rights to the program. The Company submitted an Investigational New Drug Application for ACU193 to the Food and Drug Administration in the fourth quarter of 2020. The Company initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which the Company named
“INTERCEPT-AD.”
Approximately 62 individuals with early AD (mild cognitive impairment or mild dementia due to AD) are expected to be randomized into this double-blind, placebo-controlled, first-in-human
study of ACU193.
INTERCEPT-AD
consists of single-ascending-dose and multiple-ascending-dose cohorts and the overall objective of the trial is to evaluate the safety and tolerability
and
establish clinical proof of mechanism of ACU193 administered intravenously. In October 2021, the Company announced the initial dosing of the first patient in the
INTERCEPT-AD
trial and the subsequent successful sentinel safety review of the first two patients. Clinical trial site activation and patient recruitment and enrollment is ongoing. At present, INTERCEPT-AD is in the single-ascending-dose portion of the trial. Based on current site activations and enrollment rates, the Company anticipates reporting its topline data from this trial in the first half of 2023.
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

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $127.6 million and $27.0 million, respectively, and working capital of $193.5 million and $38.1 million, respectively. Prior to the IPO, the Company historically relied on raising capital from venture capital firms and private investors and funding from a government grant to finance its operations.
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
As a result of the Milestone Closing and the closing of the Company’s IPO on July 6, 2021, management believes that its existing cash and cash equivalents and marketable securities will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements at least through 202
5
. Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of the Company’s products. The Company may need to obtain additional financing to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation of other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL
STATEMENTS

In October 2021, the Company announced the initial dosing of the first patient in the

INTERCEPT-AD

trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that the Company believes are principally related to effects of the coronavirus (“COVID-19”) pandemic, the Company is expanding the anticipated number of trial sites to support its enrollment objectives and anticipated timelines. Clinical trial site activation and patient recruitment and enrollment is ongoing. At present, INTERCEPT-AD is in the single-ascending-dose portion of the trial. Based on current site activations and enrollment rates, the Company anticipates reporting its topline data from this trial in the first half of 2023. The ultimate impact of the

COVID-19

pandemic on the Company’s business, results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the

COVID-19

pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s business, results of operations, financial position and cash flows may be materially adversely affected.
NOTE 2. BASIS OF PRESENTATIO N, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the Company’s financial position, and the results of its operations and its cash flows.
Emerging Growth Company
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. These estimates and assumptions are based on our historical experience, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company
considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of funds held in several money market accounts. The Company had $121.2 million and $36.8 million in cash equivalents as of December 31, 2021 and 2020, respectively.
Marketable Securities
The Company’s marketable securities portfolio consists primarily of investments in money market funds, commercial paper, asset-backed securities, U.S. treasury securities and short-term highly liquid, high credit quality corporate debt securities. The Company considers its marketable securities to be available-for-sale.
Available-for-sale
securities are classified as cash equivalents, or as short-term or long-term marketable securities based on the maturity date at time of purchase and their availability to meet current operating requirements. Available-for-sale securities that mature in three months or less from the date of purchase are classified as cash equivalents. Available-for-sale securities, excluding cash equivalents, that mature in one year or less are classified as short-term marketable securities and those that mature in more than one year are classified as long-term.
Securities that are classified as
available-for-sale
are measured at fair value; see “
Fair Value of Financial Instruments
” below. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded along with interest income on investments in interest income, net in the statements of operations and comprehensive loss. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The Company does not generally intend to sell its available-for-sale securities; however, the Company assesses whether it is more likely than not that it will be required to sell any security before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities will be included in other expense, net. The cost of investments sold will be calculated using the specific-identification method.
The Company did
no
t
 record any other-than-temporary impairments related to available-for-sale securities for the year ended December 31, 2021. The Company did not own any marketable securities during the year ended December 31, 2020.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses due to credit risk on such accounts during any of the periods presented.
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are accounted for in accordance with Accounting Standards Codification (“ASC”) 820,
Fair Value Measurements and Disclosures
, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 —	Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 —
Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3 —	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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
The carrying values reported in the Company’s balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.
The following tables present the Company’s fair value hierarchy for its money market securities, available-for-sale
marketable securities, preferred stock tranche rights liability and preferred stock warrant liability measured at fair value on a recurring basis (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$121,162	$—	$—	$121,162
Marketable securities
Commercial paper	—	47,939	—	47,939
Corporate debt securities	—	24,694	—	24,694
Asset-backed securities	—	19,143	—	19,143
U.S. treasury securities	—	11,918	—	11,918

Total fair value	$121,162	$103,694	$—	$224,856

1
24

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

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
Grant Receivable
Grant receivable consists of research expenses reimbursable under a grant from the National Institute of Health (“NIH”). The Company carried its grant receivable at the unreimbursed amount. Management determined that the remainder of the unreimbursed amount under the grant receivable could no longer be collected from the NIH and the Company recorded a loss of $0.1 million in general and administrative
expense on the statement of operations and comprehensive loss during the year ended December 31, 2021. Management determined that no allowance was necessary for this receivable as of December 31, 2020.
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
SEC Staff Announcement: Classification and Measurement of Redeemable Securitie
s, and therefore classified the Series A, Series
A-1
and Series B convertible preferred stock as mezzanine equity. The convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events considered

12
5

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock would have become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the corresponding liquidation preferences. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates.
As mentioned above in Note 1, in connection with the closing of the IPO, all of the outstanding shares of Series A, Series
A-1
and Series B convertible preferred stock automatically converted into an equal number of shares of common stock on July 6, 2021.
Preferred Stock Tranche Rights Liability
The Company determined that its obligation to issue, and the Company’s investors’ right to purchase, additional shares of Series B convertible preferred stock pursuant to the Milestone Closing (see Note 1 and Note 5) represented a freestanding financial instrument (the “tranche liability”). The tranche liability was initially recorded at fair value. The proceeds from the sale of the convertible preferred stock were first allocated to the fair value of the tranche liability with the remaining proceeds from the sale of the convertible preferred stock allocated to the Series B convertible preferred stock. The tranche liability was remeasured at each reporting period and upon the exercise of the obligation, with gains and losses arising from subsequent changes in its fair value recognized in other income and expense in the statements of operations and comprehensive loss. As discussed above in Note 1, the Milestone Closing occurred on June 17, 2021, and as a result, the remaining value of the tranche liability was reclassified to convertible preferred stock on the balance sheet.
Preferred Stock Warrant Liability
The Company accounted for the warrant to purchase Series
A-1
convertible preferred stock as a liability as this warrant was a freestanding financial instrument that required the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value. The warrant liability was remeasured at each reporting period and upon the exercise of the applicable warrant, with gains and losses arising from subsequent changes in its fair value recognized in other income and expense in the statements of operations and comprehensive loss. The warrant was exercised on June 22, 2021, and the remaining value of the warrant liability was reclassified to convertible preferred stock on the balance sheet. There were no preferred stock warrants outstanding as of December 31, 2021.
Common Stock Warrants
The Company assesses whether warrants issued require accounting as derivatives. The Company determined that its common stock warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB ASC Topic 815,
Derivatives and Hedging
. As such, the Company concluded the warrants met the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity. In June 2021, several holders of warrants to purchase the Company’s common stock exercised their warrants and purchased a total of 137,446 shares of common stock at an exercise price of $4.47. On July 6, 2021, in connection with the closing of the Company’s IPO, the Company issued 178,847 shares of common stock in exchange for the 248,247 outstanding common stock warrants at an exercise price of $4.47. There were no common stock warrants outstanding as of December 31, 2021.
Grant and Other Revenue Recognition
The Company’s NIH grant is not within the scope of ASC 606,
Revenue from Contracts with Customers
(“ASC 606”)
,
as the grant does not meet the definition of a contract with a customer. The Company has concluded that

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

the grant meets the definition of a contribution and is a
non-reciprocal
transaction, and management has also concluded that Subtopic
958-605,
Not-for-Profit-Entities-Revenue
Recognition
does not apply, as Acumen is a business entity and the grant is with a governmental agency.
In the absence of applicable guidance under U.S. GAAP, the Company’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development and general and administrative expenses on the statements of operations and comprehensive loss.
The Company believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.
Research and Development Expenses
Research and development expenses primarily consist of consultants and materials, biologic storage, salaries and other personnel-related expenses related to research and development activities and are expensed as incurred. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid or accrued expenses. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs.
Stock-based Compensation
The Company expenses stock-based compensation to employees,
non-employees
and board members over the requisite service period based on the estimated grant date fair value of the awards and actual forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and the expected term of the option. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s
roles within the Company. Forfeitures are recorded as they occur. See also Note 7 below.
Income Taxes
Income taxes are recorded in accordance with ASC 740,
Income Taxes
(“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development (“R&D”) tax credit carryforwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all of its deferred income tax assets in the future, an adjustment

1
27

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

to the deferred income tax asset valuation allowance would increase income in the period such determination was made.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2021 and 2020. The Company’s policy is to record interest and penalties, if any, as part of income tax benefit. No interest or penalties were recorded during the years ended December 31, 2021 and 2020.
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
method). See Note 10 below.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU
No. 2016-02,
Leases (Topic 842)
, as amended, with guidance regarding the accounting for and disclosure of leases. This update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. Topic 842 became effective on January 1, 2022. The Company will adopt this guidance using the modified retrospective method and will elect the package of practical expedients upon transition, which will retain the lease classification for leases that existed prior to the adoption of this guidance. Additionally, in calculating the right-of-use asset and lease liability, the Company will elect to combine lease and non-lease components as permitted under the guidance and to exclude short-term leases having initial terms of 12 months or less as an accounting policy election and recognize rent expense on a straight-line basis over the lease term for short-term leases. Upon adoption, the Company will record both a right-of-use
asset and a lease liability of approximately $0.2 million on its balance sheet.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on
Financial Instruments
, which was codified with its subsequent amendments as ASC 326. ASC 326 changes how entities account for credit losses on financial assets and other instruments that are not measured

1
2
8

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

at fair value through net income, including available-for-sale securities. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its financial statements and related disclosures.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”),
which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company for annual reporting periods beginning January 1, 2022, and interim periods within fiscal years beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.
NOTE 3. MARKETABLE SECURITIES
Marketable securities consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Commercial paper	$47,939	$—	$—	$47,939
Corporate debt securities	7,992	—	(11)	7,981
Asset-backed securities	16,177	—	(22)	16,155

Total available-for-sale securities, short-term	72,108	—	(33)	72,075
Available-for-sale securities, long-term
Corporate debt securities	16,816	—	(103)	16,713
Asset-backed securities	3,013	—	(25)	2,988
U.S. treasury securities	11,988	—	(70)	11,918

Total available-for-sale securities, long-term	31,817	—	(198)	31,619

Total available-for-sale securities	$103,925	$—	$(231)	$103,694

As of December 31, 2021, the Company’s
available-for-sale
securities classified as short-term mature
in one year or less and the Company’s
available-for-sale
securities classified as long-term mature within two years.
Fourteen
of the
available-for-sale
marketable securities
were
in an unrealized loss position as of
December 31, 2021, all of which were in
a loss position for less than twelve months. Unrealized losses on available-for-sale
securities as of December 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the year ended December 31, 2021.
There were no realized gains or losses for the year ended December 31, 2021.

1
29

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Research and development service agreements	$2,591	$432
Prepaid insurance	1,514	5
Dues and subscriptions	96	—
Prepaid raw materials	83	91
Other	140	15

Total prepaid expenses and other current assets	$4,424	$543

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Research and development	$2,623	$133
Bonuses and other employee liabilities	1,102	—
Legal	130	—
Professional fees	—	200
Other	204	90

Total accrued expenses and other current liabilities	$4,059	$423

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

1
30

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

On June 22, 2021, a warrant to purchase 447,426 shares of Series
A-1
convertible preferred stock at an exercise price of $2.794 per share was exercised (see
“Series
A-1
Convertible Preferred Stock Warrant Liability”
below), bringing the total number of Series
A-1
convertible preferred shares outstanding to 7,985,305.
Additionally, on July 6, 2021, in connection with the closing of the IPO, 477,297 shares of Series A, 7,985,305 shares of Series
A-1,
and 19,770,070 shares of Series B convertible preferred stock, respectively, automatically converted into an equal number of shares of common stock. There were no shares of convertible preferred stock outstanding as of December 31, 2021.
Convertible preferred stock consisted of the following as of December 31, 2020 (in thousands, except share and per share data):

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

1
31

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

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

1
32

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

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
For the other portion of the hybrid method used as of June 17, 2021, the fair value for the tranche liability was estimated based upon an allocation of the underlying equity value, which was determined using an IPO value as estimated through analysis of IPOs for comparable guideline companies, to arrive at a value per share in the IPO scenario. The estimated fair value of the tranche liability was $81,190,000 and $5,033,000 as of the Milestone Closing on June 17, 2021 and December 31, 2020, respectively. The significant increase in the June 17, 2021 valuation stems from both a shift in methodology from an option pricing method (“OPM”) to a Hybrid Model where the concluded value of the forward tranche is derived by the sum of the probability weighted present value of the forward tranche in the Stay Private and IPO scenarios (with the former including all other potential exit scenarios other than an imminent IPO), as well as the increase in the probability of achievement of the Milestone Closing. The resulting difference in estimated fair value was recognized as a change in fair value within other income in the accompanying statements of operations.
The tranche liability was revalued each reporting period with the change in fair value recorded in the accompanying statements of operations through the issuance of the Milestone Shares on June 17, 2021. Following the Milestone Closing, the remaining tranche liability was reclassified to convertible preferred stock on the balance sheet.
Series
A-1
Convertible Preferred Stock Warrant Liability
On October 19, 2018, the Company issued a
ten-year
warrant (the “Series
A-1
Warrant”) to purchase up to an aggregate of 447,426 shares of Series
A-1
convertible preferred stock at an exercise price of $2.794 on or before October 18, 2028.
The warrant liability met the definition of a freestanding financial instrument, as it was legally detachable and separately exercisable from the initial closing of the Series
A-1
convertible preferred stock. As such, it was

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

revalued each reporting period with the change in fair value recorded in the accompanying statements of operations until the warrant was exercised on June 22, 2021.
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
The following table provides a reconciliation of the tranche liability and warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Series A-1 Preferred Stock Warrant	Series B Tranche Rights	Total
Balance, December 31, 201 9	$577	$—	$577
Fair value at issuance of Series B convertible preferred stock (November 2020)	—	5,422	5,422
Change in fair valu e	(197)	(389)	(586)
Balance, December 31, 2020	380	5,033	5,413
Change in fair value	5,000	76,157	81,157
Settlement of tranche liability due to issuance of Milestone Shares	—	(81,190)	(81,190)
Settlement of warrant liability upon exercise of warrant	(5,380)	—	(5,380)

Balance, December 31, 2021	$—	$—	$—

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

1
34

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
Effective upon the closing of the IPO on July 6, 2021, the Company amended its certificate of incorporation suc
h th
at the total number of shares of all classes of capital stock authorized to be issued was increased to 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock with a par value of $0.0001.

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
Common Stock
As of December 31, 2021, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 300,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one voting right.
Common Stock Warrants
In accordance with ASC 815, the common stock warrants issued in 2014 through 2017 did not meet the definition of a derivative and were classified in stockholders’ deficit in the consolidated balance sheets.
In June 2021, several holders of warrants to purchase the Company’s common stock exercised their warrants and purchased a total of 137,446 shares of common stock at an exercise price of $4.47. On July 6, 2021, the Company issued 178,847 shares of common stock in exchange for the remaining 248,247 outstanding common stock warrants at an exercise price of $4.47. As of December 31, 2021, there were no common stock warrants outstanding.
As of December 31, 2020, the outstanding warrants to purchase the Company’s common stock were comprised of the following:

	Equity Upon Exercise	Exercise Price	Expiration Dates	Number of Warrants
Warrants issued in 2014	Common Stock	$4.47	3/21/2024 – 6/30/2025	83,726
Warrants issued in 2015	Common Stock	$4.47	6/30/2025	209,690
Warrants issued in 2016	Common Stock	$4.47	6/30/2025	34,396
Warrants issued in 2017	Common Stock	$4.47	6/30/2025	57,881

Total Warrants				385,693
NOTE 7. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

consultants, became effective on June 30, 2021. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan was 7,698,282 shares, which is the sum of (1) 3,550,000 new shares, plus (2) 667,104 shares that remained available for issuance under the Company’s Amended and Restated Stock Performance Plan that was adopted by the Board and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”) at the time the 2021 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2013 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement, are settled in cash, are forfeited or repurchased because of the failure to vest, or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price in accordance with the terms of the 2013 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of December 31, 2021, 4,217,104 shares were authorized for issuance under the 2021 Plan and 3,857,481 shares remained available for issuance under the 2021 Plan. The 2013 Plan provided for the grant of incentive stock options, nonstatutory stock options, issuance of shares of restricted stock and other equity awards to the Company’s employees, officers, directors, consultants and advisors. All outstanding awards issued under the 2013 Plan remain subject to the terms of the 2013 Plan. As of December 31, 2021, there were 3,475,995 options outstanding under the 2013 Plan.
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the year ended December 31, 2021 with the following weighted average assumptions:

Risk-free interest rate	0.4% – 1.3%
Expected term (in years)	5.3 – 6.1
Expected volatility	90%
Expected dividend yield	0%
The weighted average grant date fair value of options granted during the year ended December 31, 2021, was $1.93 per share. The Company did not grant any options during the year ended December 31, 2020.
Prior to its IPO, the fair value of the Company’s common stock underlying the stock options has historically been determined by the Board with assistance from management and, occasionally with input from an independent third-party valuation firm. For the year ended December 31, 2020, management engaged an independent third-party valuation firm to provide an estimate of the fair value of its common stock. The fair value of common stock was determined considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2020, management, with the assistance of an independent third-party valuation firm, estimated the fair value of a share of common stock to be $0.83 utilizing the following assumptions:

Risk-free interest rate	0.13%
Expected time to liquidity event (in years)	2.0
Expected volatility	90%
Expected dividend yield	0%

T
he stock options granted after December 31, 2017 vest monthly over 24 or 36 months and have a ten-year
contractual term. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and have a ten-year
 term. The Company became publicly traded in July 2021 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,001,517	$1.13
Granted	2,839,284	2.99
Exercised	(5,183)	2.85
Outstanding at December 31, 2021	3,835,618	$2.51	8.5	$19,458
Vested and exercisable at December 31, 2021	1,004,510	$1.56	6.9	$5,523

The intrinsic value of stock options exercised during the year ended December 31, 2021 was approximately $54,000.
No options were exercised during the year ended December 31, 2020. As of December 31, 2021, total unrecognized compensation costs related to unvested stock option awards granted was approximately $4.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.
The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations for the periods shown (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$690	$103
Research and development	232	51
Total stock-based compensation	$922	$154

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

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
 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2021, there have been no
 purchases of shares under the ESPP.
NOTE 8. INCOME TAXES
The
Company has
no
t recorded any tax provision or benefit for federal income taxes for the years ended December 31, 2021 and 2020. Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and NOL and R&D tax credit carryforwards.
A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the years ended December 31, 2021 and 2020 is as follows:

	For the Year Ended December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	0.7	5.1
Change in fair value of tranche and warrant liabilities	(16.9)	1.7
Non-deductible expense	(0.1)	—
R&D credit	(0.3)	4.1
Rate change	(0.2)	—
Other	0.1	—
Change in valuation allowance	(4.3)	(31.9)

Income tax provision (benefit)	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$10,819	$6,354
R&D credit	1,381	1,681
Stock compensation	263	85
Accruals and other temporary differences	58	—

Gross deferred tax assets	12,521	8,120
Depreciation	(1)	—
Valuation allowance	(12,520)	(8,120)

Deferred tax assets, net of allowance	$—	$—

1
38

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

In assessing the realizability of deferred tax assets as of December 31, 2021 and 2020, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the NOL carryforwards and R&D tax credit carryforwards will be used. The Company has determined that it is not more likely than not that its deferred tax assets will be realized. Accordingly, a valuation allowance for the full amount of the net deferred tax assets has been recorded as of December 31, 2021 and 2020. The change in the valuation allowance as of December 31, 2021 from December 31, 2020 is due to the pretax loss incurred for the year ended December 31, 2021.
As
of December 31, 2021, the Company had approximately $40.9 million of NOL carryforwards available for federal tax purposes which begin to expire on December 31, 2028. As a result of the Tax Act of 2017, for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can still be carried forward for up to 20 years, but NOLs generated after December 31, 2017 carryforward indefinitely, but are limited to 80% utilization against taxable income. Of the total federal NOL of $
40.
9
 million, $6.4 million will begin to expire in 2028 and $34.5 million will not expire but will only offset 80% of future taxable income.
As of December 31, 2021, the Company also had approximately $49.5 million of state NOL carryforwards. The state NOLs begin to expire on December 31, 2028.
As of December 31, 2021, the Company had approximately $1.4 million of R&D credit carryforwards available for federal tax purposes, which begin to expire on December 31, 2023.
NOL carryforwards and R&D carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be used annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such study, and the fact that there may be additional such ownership changes in the future.
The Company conducts intensive research and experimentation activities, generating R&D tax credits for federal and state purposes under section 41 of the Code. The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.
The Company is subject to U.S. federal and various state taxes. Generally, the tax years remain open for examination by the federal statute under a three-year statute of limitation; however, states generally keep their statutes open for four years. However, the Company’s tax years from 2003 and after are subject to examination by the United States and state taxing authorities due to the carry forward of unused NOLs and R&D credits.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Leases
The Company has been subleasing space in Indiana since March 1, 2020, under a lease that initially expired on December 31, 2020. The Company executed a new sublease for this space that was effective February 1, 2021. The term of the sublease is for 31 months, expiring on August 30, 2023. The Company pays monthly rent of $12,719 and is allowing others to sublease a portion of the space from the Company for less than a one-year
period. As of December 31, 2021, the remaining aggregate minimum rent obligation over the remaining term was approximately $255,000.
As of December 31, 2021, future minimum lease payments under this lease agreement associated with the Company’s operations were as follows (in thousands):

Year ended December 31, 2022	$153
Year ended December 31, 2023	102

Total	$255

NOTE 10. NET LOSS PER SHARE
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Shares issuable upon exercise of stock options	3,835,618	1,001,517
Shares issuable upon conversion of Series A Preferred Stock	—	477,297
Shares issuable upon conversion of Series A-1 Preferred Stock	—	7,537,879
Shares issuable upon conversion of Series B Preferred Stock	—	11,862,043
Shares issuable upon exercise of common stock warrants	—	385,693
Shares issuable upon exercise of preferred stock warrant	—	447,426

Total	3,835,618	21,711,855

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule

13a-15(e)

and Rule

15d-15(e)

under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e)

and

15d-15(e)

under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form

10-K

was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form

10-K

does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as allowed by the SEC during the transition period for newly public companies.
Remediation of Material Weakness
Our board of directors and management take internal control over financial reporting and the integrity of our financial statements seriously. In the second half of 2021, we remediated the previously disclosed material weakness in our controls addressing segregation of duties related to roles and responsibilities in our accounting department by hiring additional accounting staff and upgrading our accounting systems.
Changes in Internal Control Over Financial Reporting
Except for the changes noted above regarding the remediation of a material weakness that existed as of September 30, 2021, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules

13a-15(f)

and

15d-15(f)

promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:
Approval of Amendment to Non-Employee Director Compensation Policy
On March 24, 2022, our board of directors approved an amendment to the Company’s non-employee director compensation policy, or the Policy, effective immediately. The Policy applies to each non-employee who serves on the board of directors. The amendment increases the Initial Grant, as defined in the Policy, from 34,000 shares of the Company’s common stock to 50,000 shares of the Company’s common stock and increases the Annual Grant, as defined in the Policy, from 17,000 to 25,000 shares of Common Stock. The full text of the Policy is included as Exhibit 10.3 to this Annual Report on Form 10-K and is incorporated herein by reference.
Election of Kim C. Drapkin to Board of Directors
On March 24, 2022, upon the recommendation of its nominating and corporate governance committee, our board of directors voted to increase the size of the board to seven directors from six directors and to appoint Kim C. Drapkin to fill the vacancy created by the expansion, effective April 1, 2022. Ms. Drapkin will join the board as a Class I director, to serve the remainder of the full term of such Class I directorship until the Company’s 2022 annual meeting of stockholders and until her successor has been duly elected and qualified. The board of directors also appointed Ms. Drapkin to serve as chair of the audit committee of the board of directors, effective April 1, 2022.
Ms. Drapkin serves as the chief financial officer and treasurer of Jounce Therapeutics, Inc., a publicly traded clinical-stage immunotherapy company, roles she has held since August 2015 and February 2013, respectively. Ms. Drapkin serves on the board of directors of Yumanity Therapeutics, Inc., a publicly traded clinical-stage biopharmaceutical company, a role she has had since its merger with Proteostasis Therapeutics, Inc., in December 2020. From February 2019 through this merger, Ms. Drapkin served as a member of the board of directors of Proteostasis Therapeutics, Inc., a clinical-stage biopharmaceutical company. Ms. Drapkin began her career at PricewaterhouseCoopers LLP, is a certified public accountant and holds a B.S. in accounting from Babson College. Our board of directors believes Ms. Drapkin is qualified to serve as a director based on her extensive financial expertise within the pharmaceutical industry.
In accordance with the Policy, as amended on March 24, 2022 and filed as Exhibit 10.3 to this Annual Report on Form 10-K, Ms. Drapkin’s compensation for her services as a non-employee director will be consistent with that of the Company’s other non-employee directors. In accordance with the Policy, on April 1, 2022, Ms. Drapkin will be granted an initial stock option to purchase 50,000 shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The option will have a ten-year term, and will vest in equal monthly installments over a three-year period, such that the option will be fully vested on the third anniversary of the date of grant, subject to Ms. Drapkin’s continuous service through each such vesting date.
The Company also expects to enter into its standard indemnification agreement for directors with Ms. Drapkin.

Ms. Drapkin was not selected as a director pursuant to any arrangements or understandings with the Company or with any other person, and there are no related party transactions between the Company and Ms. Drapkin that would require disclosure under Item 404(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this report by reference.
Item 11. Executive Compensation.
The information required by this item will be set forth in the Proxy Statement under the captions “Executive Compensation” and
“Non-Employee
Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be set forth in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)(1) Financial Statements
The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules
All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.
(a)(3) Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on July 7, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on July 7, 2021).

4.1	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated November 20, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256945), filed with the Securities and Exchange Commission on June 9, 2021)

4.2*	Description of the Company’s Common Stock

10.1†	Collaboration Agreement, by and between the Registrant and Merck & Co., Inc., dated December 22, 2003, as amended and restated as of October 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021)

10.2+	2021 Equity Incentive Plan and Forms of Option Grant Notice and Agreement, Exercise Notice, Early Exercise Notice and Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021).

10.3*+	Non-Employee Director Compensation Policy

10.4+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021)

10.5+	2013 Amended and Restated Stock Performance Plan (as amended through November 20, 2020) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-256945), filed with the Securities and Exchange Commission on June 9, 2021)

10.6+	Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021)

10.7*+	Executive Employment Agreement, by and between the Registrant and Daniel O’Connell

10.8*+	Executive Employment Agreement, by and between the Registrant and Matthew Zuga

Exhibit Number	Description of Exhibit

10.9*+	Employment Agreement by and between the Registrant and Eric Siemers, M.D.

10.10*+	Employment Agreement by and between the Registrant and Russell Barton

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†
Pursuant to Item 601(b)(10) of Regulation
S-K,
certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks [***] as the identified confidential portions (i) are not material and (ii) the Registrant customarily and actually treats that information as private or confidential.

+	Indicates management contract or compensatory plan.
#
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUMEN PHARMACEUTICALS, INC.

Date: March 28, 2022	By:	/s/ Daniel O’Connell
Daniel O’Connell President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel O’Connell and William Matthew Zuga, and each of them, as his or her true and lawful agents, proxies and attorneys-in-fact,
with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Annual Report on Form
10-K
of Acumen Pharmaceuticals, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that such agent, proxy and attorney-in-fact
or any of his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel O’Connell	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022
Daniel O’Connell

/s/ William Matthew Zuga	Chief Financial Officer and Chief Business Officer	March 28, 2022
William Matthew Zuga	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nathan B. Fountain	Director	March 28, 2022
Nathan B. Fountain, M.D.

/s/ Jeffrey L. Ives	Director	March 28, 2022
Jeffrey L. Ives, PhD

/s/ Sean Stalfort	Director	March 28, 2022
Sean Stalfort

/s/ Laura Stoppel	Director	March 28, 2022
Laura Stoppel, PhD

/s/ Jeffrey Sevigny	Director	March 28, 2022
Jeffrey Sevigny, M.D.