Form 10-Q
period 2022-03-31
Acumen Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2022, the registrant had 40,501,258 shares of common stock, $0.0001 par value per share, outstanding.

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

1

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

•
unfavorable conditions in our industry, the global economy, including inflation and financial and credit market fluctuations, or the global supply chain, including as a result of geopolitical events such as the ongoing military conflict between Russia and Ukraine and related sanctions against Russia;

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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “
Risk Factors
” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2022, or the Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
We may announce material business and financial information to our investors using our investor relations website (www.investors.acumenpharm.com). We therefore encourage investors and others interested in Acumen to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Our website and information included in or linked to our website are not part of this Quarterly Report on Form
10-Q.

2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$108,764	$122,162
Marketable securities, short-term	80,326	72,075
Prepaid expenses and other current assets	3,008	4,424

Total current assets	192,098	198,661
Marketable securities, long-term	27,658	31,619
Property and equipment, net	51	36
Right-of-use asset	201	—
Other assets	79	14

Total assets	$220,087	$230,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,219	$1,088
Accrued expenses and other current liabilities	2,578	4,059
Operating lease liability, current portion	139	—

Total current liabilities	3,936	5,147
Operating lease liability, net of current portion	62	—

Total liabilities	3,998	5,147
Commitments and contingencies (Note 9 )

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 202 1	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized and 40,473,270 shares issued and outstanding as of March 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	353,599	352,981
Accumulated deficit	(136,700)	(127,571)
Accumulated other comprehensive loss	(814)	(231)

Total stockholders’ equity	216,089	225,183

Total liabilities and stockholders’ equity	$220,087	$230,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$5,985	$2,578
General and administrative	3,221	1,215

Total operating expenses	9,206	3,793

Loss from operations	(9,206)	(3,793)

Other income (expense)
Interest income, net	76	4
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	(23,217)
Other income, net	1	9

Total other income (expense)	77	(23,204)

Net loss	(9,129)	(26,997)

Other comprehensive loss
Unrealized loss on marketable securities	(583)	—

Comprehensive loss	$(9,712)	$(26,997)

Net loss per common share, basic and diluted	$(0.23)	$(64.41)

Weighted-average shares outstanding, basic and diluted	40,473,270	419,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183
Unrealized loss on marketable securities	—	—	—	—	(583)	(583)
Share-based compensation	—	—	618	—	—	618
Net loss	—	—	—	(9,129)	—	(9,129)

Balance as of March 31, 2022	40,473,270	$4	$353,599	$(136,700)	$(814)	$216,089

	Series A		Series A-1		Series B				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	477,297	$1,067	7,537,879	$16,333	11,862,043	$39,253	419,124	$—	$8,374	$(26,965)	$(18,591)
Share-based compensation	—	—	—	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—	—	—	(26,997)	(26,997)

Balance as of March 31, 2021	477,297	$1,067	7,537,879	$16,333	11,862,043	$39,253	419,124	$—	$8,500	$(53,962)	$(45,462)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(9,129)	$(26,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	—
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	23,217
Stock-based compensation expense	618	126
Amortization of premiums and accretion of discounts on marketable securities, net	216	—
Amortization of right-of-use asset	33	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,416	(44)
Other assets	(65)	(13)
Accounts payable	121	387
Operating lease liability	(32)	—
Accrued expenses and other current liabilities	(1,481)	954

Net cash used in operating activities	(8,299)	(2,370)

Cash flows from investing activities
Purchases of marketable securities	(9,090)	—
Proceeds from maturities and sales of marketable securities	4,000	—
Purchases of property and equipment	(9)	—

Net cash used in investing activities	(5,099)	—

Net change in cash and cash equivalents	(13,398)	(2,370)
Cash and cash equivalents at the beginning of the period	122,162	43,777

Cash and cash equivalents at the end of the period	$108,764	$41,407

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$10	$—

Deferred offering costs in accrued expenses and other current liabilities	$—	$257

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Acumen’s sole drug candidate, ACU193, is a humanized monoclonal antibody which selectively targets amyloid-beta oligomers.
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
Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $136.7 million and $127.6 million, respectively, and working capital of $188.1 million and $193.5 million, respectively. Management believes that its existing financial resources are sufficient to continue operating activities at least through 2025.
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
The Company initiated a Phase 1 clinical trial of ACU193 in 2021, which the Company named “INTERCEPT-AD.” In October 2021, the Company announced the initial dosing of the first patient in the
INTERCEPT-AD
trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that the Company believes are principally related to effects of the coronavirus
(“COVID-19”)
pandemic, the Company is expanding the anticipated number of trial sites to support its enrollment objectives and anticipated timelines. Clinical trial site activation and patient recruitment and enrollment is ongoing. Based on current site activations and enrollment rates, the Company anticipates reporting its topline data from this trial in the first half of 2023. The ultimate impact of the
COVID-19
pandemic on the Company’s business, results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
pandemic, and the ongoing military conflict between Russia and Ukraine and related sanctions against Russia, on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 2. BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.
A description of the Company’s significant accounting policies is included in the Company’s annual report on Form 10-K. Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2022.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, as well as the reported amounts of expenses during the reporting periods. These estimates and assumptions are based on the Company’s historical experience, and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Leases
The Company accounts for its leases under Accounting Standards Codification (“ASC”) 842,
Leases
. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right-of-use
asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and right-of-use
assets are amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use
asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred and not included in the measurement of right-of-use
assets and lease liabilities.
ASC 842 provides practical expedients for an entity’s ongoing accounting. In calculating right-of-use assets and lease liabilities, the Company has elected to combine lease and non-lease components. Additionally, the Company has elected to apply the practical expedient related to short-term leases (i.e., leases having initial terms of 12 months or less at commencement date) as an accounting policy election. For short-term leases, the Company will not recognize a right-of-use asset or lease liability, but instead will recognize lease payments as an expense on a straight-line basis over the lease term.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Recently Adopted Accounting Pronouncements
ASC 842 requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet and also requires lessees and lessors to disclose key information about their leasing transactions. The Company adopted this guidance on January 1, 2022, using the modified retrospective method and the Company elected the package of practical expedients upon transition, which retained the lease classification for leases that existed prior to the adoption of this guidance. The Company recorded both a right-of-use
asset and a lease liability of approximately $0.2 million on its condensed balance sheet upon the adoption of ASC 842.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”),
which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on January 1, 2022 with no material impact to the Company’s financial statements upon adoption.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued
ASU 2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which was codified with its subsequent amendments as ASC 326. ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company’s marketable securities portfolio consists entirely of debt securities and, as such, it does not expect this guidance to have a material impact on its financial statements and disclosures upon adoption.
NOTE 3. MARKETABLE SECURITIES
Marketable securities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Commercial paper	$47,961	$—	$—	$47,961
Corporate debt securities	15,373	—	(117)	15,256
Asset-backed securities	8,077	—	(45)	8,032
U.S. treasury securities	9,093	—	(16)	9,077

Total available-for-sale securities, short-term	80,505	—	(178)	80,326
Available-for-sale securities, long-term
Corporate debt securities	9,275	—	(227)	9,048
Asset-backed securities	7,033	—	(107)	6,926
U.S. treasury securities	11,985	—	(302)	11,684

Total available-for-sale securities, long-term	28,294	—	(636)	27,658

Total available-for-sale securities	$108,798	$—	$(814)	$107,984

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2021
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

As of March 31, 2022, the Company’s
available-for-sale
securities classified as short-term mature in one year or less and the Company’s available-for-sale
securities classified as long-term mature in less than two years. All of the Company’s available-for-sale
marketable securities in an unrealized loss position as of March 31, 2022 were in a loss position for less than twelve months. Unrealized losses on available-for-sale
securities as of March 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the three months ended March 31, 2022. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2022
Assets included in:
Cash and cash equivalents
Money market securities	$108,086	$—	$—	$108,086
Marketable securities
Commercial paper	—	47,961	—	47,961
Corporate debt securities	—	24,304	—	24,304
Asset-backed securities	—	14,958	—	14,958
U.S. treasury securities	—	20,761	—	20,761

Total fair value	$108,086	$107,984	$—	$216,070

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
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development service agreements	$1,653	$2,591
Prepaid insurance	749	1,514
Dues and subscriptions	158	96
Prepaid raw materials	333	83
Other	115	140

Total prepaid expenses and other current assets	$3,008	$4,424

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development	$1,638	$2,623
Bonuses and other employee liabilities	541	1,102
Legal	294	130
Professional fees	6	—
Other	99	204

Total accrued expenses and other current li a bilities	$2,578	$4,059

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Authorized Shares
The total number of shares of all classes of capital stock authorized to be issued is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock with a par value of $0.0001.
Common Stock
As of March 31, 2022, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 300,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one voting right.
NOTE
7
. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Board and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan.
Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan was 7,698,282 shares, which is the sum of (1) 3,550,000 new shares, plus (2) 667,104 shares that remained available for issuance under the Company’s 2013 Plan at the time the 2021 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2013 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement, are settled in cash, are forfeited or repurchased because of the failure to vest, or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price in in accordance with the terms of the 2013 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. On January 1, 2022, the
Board
increased the number of shares of common stock reserved for issuance under the 2021 Plan by 2,023,663 shares.
The maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of March 31, 2022, 9,721,945 shares were authorized for issuance under the 2021 Plan and 4,794,743 shares remained available for issuance under the 2021 Plan.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the three months ended March 31, 2022 and 2021 with the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021

Risk-free interest rate	1.71%	0.4% - 0.5%
Expected term (in years)	6.1	5.3 - 6.1
Expected volatility	90%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and 2021, was $3.87 per share and $0.57 per share, respectively.
Prior to its IPO, the fair value of the Company’s common stock underlying the stock options has historically been determined by the Board with assistance from management and, occasionally with input from an independent third-party valuation firm. For the year ended December 31, 2020, management engaged an independent third-party valuation firm to provide an estimate of the fair value of its common stock, which was utilized as an input to the Company’s Black-Scholes option pricing model for stock options awarded during the three months ended March 31, 2021.
Stock options granted after December 31, 2017 vest monthly over a range of
 12
to
36 months
or vest monthly over a total of 48 months following a one-year cliff
and
all
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
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,835,618	$2.51
Granted	1,104,550	5.19
Forfeited	(18,149)	1.19

Outstanding at March 31, 2022	4,922,019	$3.11	8.6	$9,562

Vested and exercisable at March 31, 2022	1,755,794	$1.54	7.5	$4,805

As of March 31, 2022, total unrecognized compensation costs related to unvested stock option awards granted was approximately $8.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$453	$79
Research and development	166	47

Total stock-based compensation	$618	$126

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

On January 1, 2022, the
Board
increased the number of shares of common stock reserved for issuance under the ESPP by 404,732 shares.
As of March 31, 2022, there are 779,732 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP.
NOTE
8
. LEASES
The Company has been subleasing space in Indiana since March 1, 2020. The Company executed a new sublease for this space that was effective on February 1, 2021 and expires on August 30, 2023. The sublease does not provide the Company with any renewal options. The Company allows others to sublease a portion of the space from the Company for less than a one-year
period.
The following table summarizes quantitative information about the Company’s operating leases for the period indicated (in thousands):

Three Months Ended March 31, 2022
Operating leases
Operating lease cost	$38
Less: sublease income	(16)

Operating lease expense	22
Short-term lease rent expense	5

Total rent expense	$27

Supplemental information related to the Indiana lease was as follows (dollar amounts in thousands):

Three Months Ended March 31, 2022
Operating cash flows from operating leases	$38
Right-of-use assets obtained in exchange for operating lease liabilities	$233
Weighted-average remaining lease term – operating leases	1.4
Weighted-average discount rate – operating leases	10.0%

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(Unaudited)

As of March 31, 2022, the present value of maturities of the Company’s operating lease liabilities were as follows:

Remaining Period Ended December 31, 2022	$115
Year Ended December 31, 2023	102

Total	217
Less: present value discount	(16)

Operating lease liabilities	$201

The Company recognizes sublease income in other income, net on its condensed statements of operations and comprehensive loss. The Company expects to recognize approximately $16,000 in sublease income for the remainder of 2022.
Prior to the adoption of ASC 842, and for the three months ended March 31, 2021, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. During the three months ended March 31, 2021, the Company recognized total rent expense of approximately $27,000 and recognized sublease income of approximately $9,000.
Disclosures related to periods prior to adoption of ASC 842 included approximate future minimum rental payments due under the Company’s leases as of December 31, 2021 as follows:

Year ended December 31, 2022	$153
Year ended December 31, 2023	102

Total	$255

NOTE
9
. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
NOTE
10
. NET LOSS PER SHARE
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Shares issuable upon exercise of stock options	4,922,019	3,481,178
Shares issuable upon conversion of Series A Preferred Stock	—	477,297
Shares issuable upon conversion of Series A-1 Preferred Stock	—	7,537,879
Shares issuable upon conversion of Series B Preferred Stock	—	11,862,043
Shares issuable upon exercise of common stock warrants	—	385,693
Shares issuable upon exercise of preferred stock warrant	—	447,426

Total	4,922,019	24,191,516

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q
and in the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing
COVID-19
pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form
10-Q.
You should review the disclosure under the heading “Risk Factors” in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s Disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AβOs, which are globular assemblies of the Aß peptide that are distinct from Aß monomers and amyloid plaques. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through clinical proof of mechanism trials in early AD patients. We initiated a Phase 1 clinical trial of ACU193 in 2021, which we named
“INTERCEPT-AD.”
This trial is enrolling patients with mild dementia or mild cognitive impairment due to AD, conditions referred to as “early AD.”
INTERCEPT-AD
is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts involving a total of approximately 62 patients with early AD. The overall objective of the trial is to evaluate the safety and tolerability and establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints are focused on safety and immunogenicity. An important safety measure will be the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities. Secondary endpoints include pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing are included as exploratory measures. In October 2021, we announced the initial dosing of the first patient in the
INTERCEPT-AD
trial and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that we believe are principally related to the effects of the
COVID-19
pandemic, we are expanding the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. Clinical trial site activation and patient recruitment and enrollment is ongoing. Based on current site activations and enrollment rates, we anticipate reporting our topline data from the
INTERCEPT-AD
trial in the first half of 2023.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $9.1 million and $27.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $136.7 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities totaling $216.7 million. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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

•
costs related to compliance with clinical regulatory requirements; and employee-related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel.

As we currently only have one product candidate, ACU193, in development, we do not separately track expenses by program. We expect that our research and development expenses will increase substantially in connection with our clinical development activities for our ACU193 program.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other personnel related expenses, including stock-based compensation, as well as costs for insurance, professional fees for legal, consulting, accounting, auditing, tax and recruiting services, investor and public relations, board of directors’ expenses, franchise taxes, meetings, travel and rent, among others.
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
Other Income (Expense)
Other income (expense) primarily includes interest income, net and other income, net. Following our initial public offering, or IPO, we made investments in marketable securities and the interest income earned, as well as the amortization and accretion of premiums and discounts are recorded in interest income, net. Other income, net generally consists of sublease income offset by fees incurred on our investments in marketable securities.
Prior to our IPO on July 6, 2021, changes in the fair values of the Series
A-1
warrant liability and the Series B tranche rights were recognized as a component of other income (expense). The
Series A-1 warrant
liability and the Series B tranche rights were initially recorded at fair value as liabilities on our balance sheet. Each was subsequently re-measured
at fair value at the end of each reporting period and also upon the exercise of the warrant on June 22, 2021, and upon settlement of the tranche rights with the milestone closing for the Series B on June 17, 2021.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Costs and operating expenses
Research and development	$5,985	$2,578	$3,407
General and administrative	3,221	1,215	2,006

Total operating expenses	9,206	3,793	5,413

Loss from operations	(9,206)	(3,793)	(5,413)

Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	(23,217)	23,217
Interest income, net	76	4	72
Other income, net	1	9	(8)

Total other income (expense)	77	(23,204)	23,281

Net loss	(9,129)	(26,997)	17,868

Other comprehensive loss
Unrealized loss on marketable securities	(583)	—	(583)

Comprehensive loss	$(9,712)	$(26,997)	$17,285

Research and Development Expenses
Research and development expenses were $6.0 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The $3.4 million increase was primarily due to increases of $1.5 million in consulting expenses, $0.8 million in contract research organization expenses, $0.6 million in personnel related expenses, $0.3 million in drug safety testing and $0.2 million in materials expenses. The net increase in research and development expenses during the three months ended March 31, 2022 from the three months ended March 31, 2021 was primarily due to our ongoing clinical trial which was initiated in 2021.
General and Administrative Expenses
General and administrative expenses were $3.2 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The $2.0 million increase was primarily due to increases of $0.7 million in insurance expenses, $0.7 million in personnel expenses, $0.4 million in legal expenses, $0.1 million for investor relations and $0.1 million for other office expenses, including rent.
Other Income (Expense)
Other income was $0.1 million for the three months ended March 31, 2022, which was primarily due to net interest income on the Company’s portfolio of marketable securities. Other expense was $23.2 million for the three months ended March 31, 2021, due almost entirely to the changes in the fair values of the
Series A-1 warrant
liability and the Series B tranche rights.
Liquidity and Capital Resources
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
As of March 31, 2022, our cash, cash equivalents and marketable securities totaled $216.7 million. Our available-for-sale
marketable securities mature over the next one and
one-half
years. We enter into contracts in the

normal course of business with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, for clinical trials, nonclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancelable by us upon prior notice of 30 days. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.
Future minimum lease payments under our Indiana lease agreement total approximately $0.2 million.
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,299)	$(2,370)
Net cash used in investing activities	(5,099)	—

Net change in cash and cash equivalents	$(13,398)	$(2,370)

Operating Activities
Net cash used in operating activities was $8.3 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities during the three months ended March 31, 2022 primarily consisted of our net loss of $9.1 million, which was reduced by non-cash
adjustments of $0.6 million for stock-based compensation and $0.2 million for net accretion and amortization on marketable securities, plus cash used of $1.5 million in accrued expenses and other current liabilities mainly due to research and development and employee liabilities; partially offset by $1.4 million of cash provided by prepaid expenses mainly associated with research and development and insurance, and $0.1 million from an increase in accounts payable.
Net cash used in operating activities during the three months ended March 31, 2021 was primarily due to our net loss of $27.0 million, including other expenses of $23.2 million related to the change in the fair values of the Series
A-1
warrant liability and the Series B tranche liability, partially offset by increases in accounts payable of $0.4 million and accrued expenses and other current liabilities of $1.0 million.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2022 was $5.1 million and was predominantly related to purchases and maturities of marketable securities of $9.1 million and $4.0 million, respectively. Cash used in invested activities for the three months ended March 31, 2021 was nil.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. Furthermore, we have and expect to incur additional costs associated with operating as a public company following our July 2021 IPO. It is likely that we will seek third-party collaborators for the future commercialization of ACU193 or any other product candidate that is approved for marketing. However, we may seek to commercialize our products at our own expense, which would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. As a result, we expect that we will need to obtain substantial additional funding in connection with our future operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Based on our current operating plan, we expect that our existing cash and cash equivalents and our marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of discovery, nonclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;

•	the costs, timing and outcome of regulatory review of ACU193 or any future product candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;

•
the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of ACU193 or any future product candidates for which we receive marketing approval;

•	the amount of revenue, if any, received from commercial sales of ACU193 or any future product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

•	the costs of operating as a public company.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies is included in our Annual Report. You should read the unaudited condensed financial statements in conjunction with our audited financial statements and accompanying notes in our Annual Report.

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
We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates
is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates
is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Quarterly Report on Form
10-Q
and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company” as defined by Item 10 of Regulation
S-K,
the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in
Rule 13a-15(e) and
Rule 15d-15(e) under
the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under
the Exchange Act as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on
Form 10-Q was
(a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in
Rules 13a-15(f)
and
15d-15(f)
promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the factors described in Part I, Item 1A. “ Risk Factors” of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities
None.

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
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on July 7, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on July 7, 2021).

10.1	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 28, 2022).

10.2	Executive Employment Agreement, by and between the Registrant and Daniel O’Connell (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 28, 2022).

10.3	Executive Employment Agreement, by and between the Registrant and Matthew Zuga (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 28, 2022).

10.4	Employment Agreement by and between the Registrant and Eric Siemers, M.D. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 28, 2022).

10.5	Employment Agreement by and between the Registrant and Russell Barton (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 28, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description of Exhibit

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

ACUMEN PHARMACEUTICALS, INC.

Date: May 16, 2022	By:	/s/ Daniel O’Connell
Daniel O’Connell
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)