Form 10-Q
period 2022-06-30
Acumen Pharmaceuticals, Inc.
filed 2022-08-15
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).     Yes  ☐    No  ☒
As of August 1
1
, 2022, the registrant had 40,503,124 shares of common stock, $0.0001 par value per share, outstanding.

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

•
the effects of the ongoing
COVID-19
pandemic, geopolitical events such as the ongoing conflict between Russia and Ukraine, and macroeconomic conditions such as rising inflation and uncertain credit and financial markets; and

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
10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$111,067	$122,162
Marketable securities, short-term	78,844	72,075
Prepaid expenses and other current assets	1,142	4,424

Total current assets	191,053	198,661
Marketable securities, long-term	20,001	31,619
Property and equipment, net	113	36
Deferred offering costs	238	—
Right-of-use asset	167	—
Other assets	106	14

Total assets	$211,678	$230,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,710	$1,088
Accrued expenses and other current liabilities	3,282	4,059
Operating lease liability, current portion	142	—

Total current liabilities	5,134	5,147
Operating lease liability, net of current portion	25	—

Total liabilities	5,159	5,147
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized and 40,501,258 and 40,473,270 s hares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	354,331	352,981
Accumulated deficit	(146,851)	(127,571)
Accumulated other comprehensive loss	(965)	(231)

Total stockholders’ equity	206,519	225,183

Total liabilities and stockholders’ equity	$211,678	$230,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

Operating expenses
Research and development	$7,321	$2,254	$13,306	$4,832
General and administrative	3,090	1,187	6,312	2,402

Total operating expenses	10,411	3,441	19,618	7,234

Loss from operations	(10,411)	(3,441)	(19,618)	(7,234)
Other income (expense)
Interest income, net	260	4	337	8
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	(57,940)	—	(81,157)
Other income, net	—	19	1	28

Total other income (expense)	260	(57,917)	338	(81,121)

Net loss	(10,151)	(61,358)	(19,280)	(88,355)

Other comprehensive loss
Unrealized loss on marketable securities	(151)	—	(734)	—

Comprehensive loss	$(10,302)	$(61,358)	$(20,014)	$(88,355)

Net loss per common share, basic and diluted	$(0.25)	$(141.93)	$(0.48)	$(207.52)

Weighted-average shares outstanding, basic and diluted	40,497,087	432,325	40,485,244	425,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)
For the Three Months Ended June 30, 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of March 31, 2022	40,473,270	$4	$353,599	$(136,700)	$(814)	$216,089
Unrealized loss on marketable securities	—	—	—	—	(151)	(151)
Stock options exercised for cash	23,242	—	17	—	—	17
Cashless stock options exercise	4,746	—	—	—	—	—
Stock-based compensation	—	—	715	—	—	715
Net loss	—	—	—	(10,151)	—	(10,151)

Balance as of June 30, 2022	40,501,258	$4	$354,331	$(146,851)	$(965)	$206,519

For the Three Months Ended June 30, 2021

	Series A		Series A-1		Series B				Additional Paid-in		Total Stockholders’
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of March 31, 2021	477,297	$1,067	7,537,879	$16,333	11,862,043	$39,253	419,124	$—	$8,500	$(53,962)	$(45,462)
Stock-based compensation	—	—	—	—	—	—	—	—	127	—	127
Issuance of milestone shares for cash, net of issuance costs of $16	—	—	—	—	7,908,027	30,031	—	—	—	—	—
Exercise of preferred stock warrant	—	—	447,426	1,250	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights liability upon issuance of milestone shares	—	—	—	—	—	81,190	—	—	—	—	—
Reclassification of warrant liability upon exercise of preferred stock warrant	—	—	—	5,380	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	137,446	—	614	—	614
Net loss	—	—	—	—	—	—	—	—	—	(61,358)	(61,358)

Balance as of June 30, 2021	477,297	$1,067	7,985,305	$22,963	19,770,070	$150,474	556,570	$—	$9,241	$(115,320)	$(106,079)

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

For the Six Months Ended June 30,
2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance as of December 31, 2021	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183
Unrealized loss on marketable securities	—	—	—	—	(734)	(734)
Stock options exercised for cash	23,242	—	17	—	—	17
Cashless stock options exercise	4,746	—	—	—	—	—
Stock-based compensation	—	—	1,333	—	—	1,333
Net loss	—	—	—	(19,280)	—	(19,280)

Balance as of June 30, 2022	40,501,258	$4	$354,331	$(146,851)	$(965)	$206,519

For the Six Months Ended June 30,
2021

	Series A		Series A-1		Series B				Additional Paid-in		Total Stockholders’
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	477,297	$1,067	7,537,879	$16,333	11,862,043	$39,253	419,124	$—	$8,374	$(26,965)	$(18,591)
Stock-based compensation	—	—	—	—	—	—	—	—	253	—	253
I ssuance of milestone shares for cash, net of issuance costs of $16	—	—	—	—	7,908,027	30,031	—	—	—	—	—
Exercise of preferred stock warrant	—	—	447,426	1,250	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights liability upon issuance of milestone shares	—	—	—	—	—	81,190	—	—	—	—	—
Reclassification of warrant liability upon exercise of preferred stock warrant	—	—	—	5,380	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	137,446	—	614	—	614
Net loss	—	—	—	—	—	—	—	—	—	(88,355)	(88,355)

Balance as of June 30, 2021	477,297	$1,067	7,985,305	$22,963	19,770,070	$150,474	556,570	$—	$9,241	$(115,320)	$(106,079)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(19,280)	$(88,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	—
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	81,157
Stock-based compensation expense	1,333	253
Amortization of premiums and accretion of discounts on marketable securities, net	384	—
Amortization of right-of-use asset	66	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,282	(1,108)
Other assets	(92)	(13)
Accounts payable	580	741
Operating lease liability	(66)	—
Accrued expenses and other current liabilities	(984)	691

Net cash used in operating activities	(14,767)	(6,634)

Cash flows from investing activities
Purchases of marketable securities	(12,129)	—
Proceeds from maturities and sales of marketable securities	15,860	—
Purchases of property and equipment	(45)	(6)

Net cash provided by (used in) investing activities	3,686	(6)

Cash flows from financing activities
Proceeds from issuance of Series B milestone shares, net of issuance costs	—	30,031
Proceeds from exercise of Series A-1 warrant	—	1,250
Proceeds from exercise of common stock warrants	—	614
Payments for deferred offering costs	(31)	(220)
Proceeds from the exercise of stock options	17	—

Net cash provided by (used in) financing activities	(14)	31,675

Net change in cash and cash equivalents	(11,095)	25,035
Cash and cash equivalents at the beginning of the period	122,162	43,777

Cash and cash equivalents at the end of the period	$111,067	$68,812

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$233	—

Deferred offering costs in accrued expenses and other current liabilities	$207	$497

Purchases of property and equipment in accounts payable	$42	$—

Reclassification of preferred stock tranche rights liability upon share issuance	$—	$81,190

Reclassification of warrant liability upon exercise of preferred stock warrant	$—	$5,380

Deferred offering costs in accounts payable	$—	$1,635

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
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $146.9 million and $127.6 million, respectively, and working capital of $185.9 million and $193.5 million, respectively. Management believes the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
In October 2021, the Company announced the initial dosing of the first patient in the INTERCEPT-AD trial
and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that the Company believes were principally related to effects of the coronavirus (“COVID-19”) pandemic,
the Company has expanded the anticipated number of trial sites to support its enrollment objectives and anticipated timelines. As of August 15, 2022, 15 clinical trial sites have been activated and patient recruitment and enrollment is ongoing. The ultimate impact of the COVID-19 pandemic
on the Company’s business, results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic,
and the ongoing military conflict between Russia and Ukraine and related sanctions against Russia, on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.
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
A description of the Company’s significant accounting policies is included in the Company’s Annual Report. Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Leases
The Company accounts for its leases under Accounting Standards Codification (“ASC”) 842,
Leases
. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed balance sheet as both a right-of-use
asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and right-of-use
assets are amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use
asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred and not included in the measurement of right-of-use
assets and lease liabilities.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued
ASU 2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which was codified with its subsequent amendments as ASC 326. ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company’s marketable securities portfolio currently consists entirely of available-for-sale debt securities and, as such, it does not expect this guidance to have a material impact on its financial statements and disclosures upon adoption.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 3. MARKETABLE SECURITIES
Marketable securities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities, short-term
Commercial paper	$43,984	$—	$—	$43,984
Corporate debt securities	15,033	—	(206)	14,827
Asset-backed securities	8,039	—	(31)	8,008
U.S. treasury securities	12,088	—	(63)	12,025

Total available-for-sale securities, short-term	79,144	—	(300)	78,844
Available-for-sale securities, long-term
Corporate debt securities	5,662	—	(184)	5,478
Asset-backed securities	3,010	—	(116)	2,894
U.S. treasury securities	11,994	—	(365)	11,629

Total available-for-sale securities, long-term	20,666	—	(665)	20,001

Total available-for-sale securities	$99,810	$—	$(965)	$98,845

	December 31, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale securities, short-term
Commercial paper	$47,939	$—	$—	$47,939
Corporate debt securities	7,992	—	(11)	7,981
Asset-backed securities	16,177	—	(22)	16,155

Total available-for-sale securities, short-term	72,108	—	(33)	72,075
Available-for-sale securities, long-term
Corporate debt securities	16,816	—	(103)	16,713
Asset-backed securities	3,013	—	(25)	2,988
U.S. treasury securities	11,988	—	(70)	11,918

Total available-for-sale securities, long-term	31,817	—	(198)	31,619

Total available-for-sale securities	$103,925	$—	$(231)	$103,694

As of June 30
, 2022
, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature between 12 to 15 months. All of the Company’s available-for-sale marketable securities in an unrealized loss position as of June 30
, 2022
 were in a loss position for less than twelve months. Unrealized losses on available-for-sale securities as of June 30
, 2022
were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the three and six months ended June 30
, 2022
. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs	Significant Unobservable	Fair Value at
	(Level 1)	(Level 2)	Inputs (Level 3)	June 30, 2022
Assets included in:
Cash and cash equivalents
Money market securities	$110,067	$—	$—	$110,067
Marketable securities
Commercial paper	—	43,984	—	43,984
Corporate debt securities	—	20,305	—	20,305
Asset-backed securities	—	10,902	—	10,902
U.S. treasury securities	—	23,654	—	23,654

Total fair value	$110,067	$98,845	$—	$208,912

	Fair value measurements at reporting date using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs	Significant Unobservable	Fair Value at
	(Level 1)	(Level 2)	Inputs (Level 3)	December 31, 2021
Assets included in:
Cash and cash equivalents
Money market securities	$121,162	$—	$—	$121,162
Marketable securities
Commercial paper	—	47,939	—	47,939
Corporate debt securities	—	24,694	—	24,694
Asset-backed securities	—	19,143	—	19,143
U.S. treasury securities	—	11,918	—	11,918

Total fair value	$121,162	$103,694	$—	$224,856

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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development service agreements	$650	$2,591
Prepaid raw materials	141	83
Dues and subscriptions	125	96
Prepaid insurance	21	1,514
Other	205	140

Total prepaid expenses and other current assets	$1,142	$4,424

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development	$2,031	$2,623
Bonuses and other employee liabilities	934	1,102
Legal	192	130
Professional fees	24	—
Other	101	204

Total accrued expenses and other current liabilities	$3,282	$4,059

NOTE 6. STOCKHOLDERS’ EQUITY
Authorized Shares
The total number of shares of all classes of capital stock authorized to be issued is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock with a par value of $0.0001.
Common Stock
As of June 30, 2022, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 300,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one voting right.
Shelf Registration and
At-The-Market
Equity Offering
On July 1, 2022, the Company filed a shelf registration statement on Form
S-3
(the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated (the “Sales Agents”), as sales agents, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $50.0 million under an at-the-market
offering program
(the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, the Company

will pay the Sales Agents a commission rate equal to 3.0%
of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. The Company has not sold any shares of its

common stock under the ATM as of the issuance of these condensed financial statements.

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
The maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of June 30, 2022, 9,721,945 shares were authorized for issuance under the 2021 Plan and 4,460,737 shares remained available for issuance under the 2021 Plan.
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the six months ended June 30, 2022 and 2021 with the following weighted average assumptions:

	Six Months Ended June 30,
	2022	2021

Risk-free interest rate	1.71 - 3.38%	0.40% - 0.50%
Expected term (in years)	5.8 - 6.1	5.3 - 6.3
Expected volatility	90%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and 2021, was $3.58 per share and $1.34 per share, respectively.
Prior to its IPO, the fair value of the Company’s common stock underlying the stock options was historically determined by the Board with assistance from management and, occasionally with input from an independent third-party valuation firm. For the year ended December 31, 2020, management engaged an independent third-party valuation firm to provide an estimate of the fair value of its common stock, which was utilized as an input to the Company’s Black-Scholes option pricing model for stock options awarded during the three months ended March 31, 2021. The December 31, 2020 fair value of common stock was determined considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry specific

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

economic outlook. The fair value of the Company’s common stock as of June 30, 2021 was estimated based upon the per share offering price of the Company’s common stock to the public in its IPO which closed on July 6, 2021. The June 30, 2021 fair value for the Company’s common stock was utilized as an input for options granted by the Company to its Board members on June 30, 2021, which was immediately prior to the IPO. As of June 30, 2021 and December 31, 2020, management estimated the fair value of a share of common stock to
be $
16.00
and $
0.83
, respectively.
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

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in	Aggregate Intrinsic
	Stock Options	Exercise Price	years)	Value (in thousands)
Outstanding at December 31, 2021	3,835,618	$2.51
Granted	1,455,550	$4.80
Exercised	(29,982)	$0.84
Forfeited	(33,149)	$2.11

Outstanding at June 30, 2022	5,228,037	$3.16	8.5	$12,500

Vested and exercisable at June 30, 2022	1,910,996	$1.67	7.4	$6,561

As of June 30, 2022, total unrecognized compensation costs related to unvested stock option awards granted was approximately $8.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.
The Company recorded stock-based compensation expense related to stock options in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$510	$79	$962	$159
Research and development	205	48	371	94

Total stock-based compensation	$715	$127	$1,333	$253

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
As of June 30, 2022, there are 779,732 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 8. LEASES
The Company has been subleasing space in Indiana since March 1, 2020. The Company executed a sublease for this space that was effective on February 1, 2021, and expires on August 30, 2023. The sublease does not provide the Company with any renewal options. The Company allows others to sublease a portion of the space from the Company for less than a one-year
period.
The following table summarizes quantitative information about the Company’s operating leases for the period indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating leases

Operating lease cost	$38	$76
Less: sublease income	(16)	(32)

Operating lease expense	22	44
Short-term lease rent expense	5	10

Total rent expense	$27	$54

Supplemental information related to the Indiana lease was as follows (dollar amounts in thousands):

Six Months Ended
June 30, 2022
Operating cash flows from operating leases	$76
Right-of-use assets obtained in exchange for operating lease liabilities	$233
Weighted-average remaining lease term – operating leases (in years)	1.2
Weighted-average discount rate – operating leases	10.0%
As of June 30, 2022, the present value of maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remaining period ended December 31, 2022	$77
Year ended December 31, 2023	102

Total	179
Less: present value discount	(12)

Operating lease liabilities	$167

The Company recognizes sublease income in other income (expense) on its condensed statements of operations and comprehensive loss. The Company expects to recognize approximately $15,000 in sublease income for the remainder of 2022.
Prior to the adoption of ASC 842, and for the three and six months ended June 30, 2021, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. During the three and six months ended June 30, 2021, the Company recognized total rent expense of approximately $40,000 and $67,000, respectively, and recognized sublease income of approximately $19,000 and $28,000, respectively.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

Disclosures related to periods prior to adoption of ASC 842 included approximate future minimum rental payments due under the Company’s leases as of December 31, 2021 as follows (in thousands):

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per common share because to do so would be anti-
dilutive:

	Six Months Ended June 30,
	2022	2021
Shares issuable upon exercise of stock options	5,228,037	3,664,601
Shares issuable upon conversion of Series A Preferred Stock	—	477,297
Shares issuable upon conversion of Series A-1 Preferred Stock	—	7,985,305
Shares issuable upon conversion of Series B Preferred Stock	—	19,770,070
Shares issuable upon exercise of common stock warrants	—	248,247

Total	5,228,037	32,145,520

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q
and in the audited financial statements and notes thereto as of and for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, plans and objectives of management for future operations and the potential impact that the ongoing
COVID-19
pandemic may have on our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form
10-Q.
You should review the disclosure under the heading “Risk Factors” in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s Disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the Aß peptide that are distinct from Aß monomers and amyloid plaques. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through clinical proof of mechanism trials in early AD patients. We initiated a Phase 1 clinical trial of ACU193 in 2021, which we named “INTERCEPT-AD.” This
trial is enrolling patients with mild dementia or mild cognitive impairment due to AD, conditions referred to as “early
AD.” INTERCEPT-AD is
a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts involving a total of approximately 62 patients with early AD. The overall objective of the trial is to evaluate the safety and tolerability and establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints are focused on safety and immunogenicity. An important safety measure will be the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities. Secondary endpoints include pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing are included as exploratory measures. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial
and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that we believe were principally related to effects of the COVID-19 pandemic,
we have expanded the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. As of August 15, 2022, 15 clinical trial sites have been activated, and patient recruitment and enrollment is ongoing. Based on current site activations and enrollment rates, we anticipate reporting our topline data from the
INTERCEPT-AD
trial in the first half of 2023.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $19.3 million and $88.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $146.9 million and working capital of $185.9 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. However, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, rising inflation and supply disruptions resulting from the effects of COVID-19, the ongoing conflict between Russia and Ukraine and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition
.

As of June 30, 2022, we had cash and cash equivalents and marketable securities totaling $209.9 million. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
COVID-19
and Macroeconomic Update
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
COVID-19
transmission.
In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial
and the subsequent successful sentinel safety review of the first two patients. Due to delays in clinical trial site activation and patient enrollment that we believe were principally related to effects of the COVID-19 pandemic,
we have expanded the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. However, we cannot assure that we will not experience additional delays in site activation or enrollment. As of August 15, 2022, 15 clinical trial sites have been activated and patient recruitment and enrollment is ongoing. Based on current site activations and enrollment rates, we anticipate reporting our topline data from this trial in the first half of 2023.
The ultimate impact of the

COVID-19

pandemic, geopolitical events such as the ongoing conflict between Russia and Ukraine and related sanctions, and macroeconomic events, including higher inflation and supply chain disruptions, on our business, results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our business, results of operations, financial position and cash flows may be materially adversely affected.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses
Research and development	$7,321	$2,254	$5,067
General and administrative	3,090	1,187	1,903

Total operating expenses	10,411	3,441	6,970

Loss from operations	(10,411)	(3,441)	(6,970)

Other income (expense)
Interest income, net	260	4	256
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	(57,940)	57,940
Other income, net	—	19	(19)

Total other income	260	(57,917)	58,177

Net loss	(10,151)	(61,358)	51,207

Other comprehensive loss
Unrealized loss on marketable securities	(151)	—	(151)

Comprehensive loss	$(10,302)	$(61,358)	$51,056

Research and Development Expenses
Research and development expenses were $7.3 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively. The $5.1 million increase was due to increased costs both for our ongoing clinical trial, which was initiated in 2021 and started enrolling patients in the second half of 2021, as well as nonclinical research and development activity. Increased costs were experienced with contract research organizations, or CROs, of $1.4 million, $1.0 million for materials, $0.9 million in drug safety testing, $0.9 million in consulting costs, $0.8 million in additional personnel expense, and $0.1 million for other miscellaneous research expenses. In addition, we are experiencing an increase in costs of supply and labor, which we believe is due to the current economic environment and which we expect to continue in the near future.
General and Administrative Expenses
General and administrative expenses were $3.1 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. The $1.9 million increase was primarily due to a $0.8 million increase in personnel expenses, $0.7 million increase in insurance costs, and $0.2 million increases in both legal expenses and marketing costs.
Other Income (Expense)
Other income was $0.3 million for the three months ended June 30, 2022, which was primarily due to net interest income on the Company’s portfolio of marketable securities. Other expense was $57.9 million for the three months ended June 30, 2021, was primarily due to increases in the fair values of the Series B tranche liability and the
Series A-1 warrant
liability of $54.6 million and $3.3 million, respectively.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses
Research and development	$13,306	$4,832	$8,474
General and administrative	6,312	2,402	3,910

Total operating expenses	19,618	7,234	12,384

Loss from operations	(19,618)	(7,234)	(12,384)

Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	(81,157)	81,157
Interest income, net	337	8	329
Other income, net	1	28	(27)

Total other income (expense)	338	(81,121)	81,459

Net loss	(19,280)	(88,355)	69,075

Other comprehensive loss
Unrealized loss on marketable securities	(734)	—	(734)

Comprehensive loss	$(20,014)	$(88,355)	$68,341

Research and Development Expenses
Research and development expenses were $13.3 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. The $8.5 million increase was due to increased costs both for our ongoing clinical trial, which was initiated in 2021 and started enrolling patients in the second half of 2021, as well as nonclinical research and development activity. Increased costs were experienced in consulting of $2.4 million, $2.1 million in CRO costs, $1.5 million in personnel costs, $1.2 million for materials, and $1.2 million for drug safety testing, as well as $0.1 million for other miscellaneous research expenses. In addition, we are experiencing an increase in costs of supply and labor, which we believe is due to the current economic environment and which we expect to continue in the near future.
General and Administrative Expenses
General and administrative expenses were $6.3 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The $3.9 million increase was primarily due to increases of $1.5 million for both insurance and personnel costs, $0.5 million in legal expenses, $0.3 million in marketing costs, and $0.1 million in recruiting expenses. The primary drivers of the higher general and administrative expenses were added headcount to support research and development efforts, as well as increased costs related to being a public company.
Other Income (Expense)
Other income was $0.3 million for the six months ended June 30, 2022, which was primarily due to net interest income on the Company’s portfolio of marketable securities. Other expense was $81.1 million for the six months ended June 30, 2021, due to increases in the fair values of the Series B tranche liability and
Series A-1 warrant
liability of $76.2 million and $5.0 million, respectively.
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

As of June 30, 2022, our cash and cash equivalents and marketable securities totaled $209.9 million. Our available-for-sale
marketable securities mature over the next 15 months. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2025.
We enter into contracts in the normal course of business with CROs and contract manufacturing organizations, or CMOs, for clinical trials, nonclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancelable by us upon prior notice of 30 days. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.
Future minimum lease payments under our Indiana lease agreement total approximately $0.2 million.
Shelf Registration and
At-The-Market
Equity Offering
On July 1, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated, or the Sales Agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program, or ATM, which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agents a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. We have not sold any shares of our common stock under the ATM, and whether we do so will depend on business considerations, market conditions and other factors.
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(14,767)	$(6,634)
Net cash provided by (used in) investing activities	3,686	(6)
Net cash provided by (used in) financing activities	(14)	31,675

Net change in cash and cash equivalents	$(11,095)	$25,035

Operating Activities
Net cash used in operating activities was $14.8 million and $6.6 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities during the six months ended June 30, 2022 primarily consisted of our net loss of $19.3 million, which was reduced by non-cash
adjustments of $1.3 million for stock-based compensation, $0.4 million for net accretion and amortization on marketable securities, and $0.1 million of amortization on our right-of-use
asset. In addition, the change in operating assets and liabilities of $2.7 million was primarily due to a $3.3 million decrease in prepaid expenses primarily associated with research and development and insurance and a $0.6 million increase in accounts payable; partially offset by a $1.0 million decrease in accrued expenses and other current liabilities mainly due to research and development and employee liabilities, a $0.1 million decrease in operating lease liability, and an increase in other assets of $0.1 million.
Net cash used in operating activities during the six months ended June 30, 2021 was primarily due to our net loss of $88.4 million, which included $81.2 million of expense related to the change in the fair values of the Series B tranche liability and the
Series A-1 warrant
liability, plus $1.1 million of cash used for prepaid expenses associated with research and development activities; partially offset by cash provided of $0.7 million for both accounts payable and accrued expenses and other current liabilities.

Investing Activities
Cash provided by investing activities for the six months ended June 30, 2022 was $3.7 million and was predominantly related to maturities and sales of marketable securities of $15.8 million, partially offset by purchases of marketable securities of $12.1 million.
Cash used in investing activities for the six months ended June 30, 2021 was de minimis and was associated with computer hardware acquired.
Financing Activities
Net cash used in financing activities was de minimus for the six months ended June 30, 2022, and was due to the payment of deferred offering costs related to the Registration Statement, offset by exercise proceeds from employee stock options.
Net cash provided by financing activities was $31.7 million for the six months ended June 30, 2021 and was primarily due to the closing of the second tranche of our Series B convertible preferred stock for gross proceeds of $30.0 million, plus a total of $1.9 million received from the exercise of a
Series A-1
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
Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our longer-term cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect rights as a common stockholder. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies is included in our Annual Report. Please read the unaudited condensed financial statements in conjunction with our audited financial statements and accompanying notes in our Annual Report.
Our critical accounting policies that require significant judgments and estimates are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report and in Note 2 to our audited financial statements contained in our Annual Report. There have been no significant changes to our critical accounting policies that require significant judgments and estimates from those disclosed in our Annual Report.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us, adopted and not yet adopted as of the date of this report, is included in Note 2 to our unaudited condensed financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Emerging Growth Company and Smaller Reporting Company Status
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
We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates
is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either: (i) the market value of our shares held by non-affiliates
is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates
is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under
the Exchange Act) as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on
Form 10-Q was:
(a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in
Rules 13a-15(f) and 15d-15(f) promulgated
under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
you should carefully consider the factors described in Part I, Item 1A. “ Risk Factors” of our Annual Report.
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
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on July 7, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on July 7, 2021).

10.1	Sales Agreement, dated as of July 1, 2022, by and among the Company, BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266004), filed with the Securities and Exchange Commission on July 1, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

ACUMEN PHARMACEUTICALS, INC.

Date: August 15, 2022	By:	/s/ Daniel O’Connell
Daniel O’Connell
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)