Form 10-Q
period 2022-09-30
Acumen Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2022, the registrant had 40,925,284 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the success, cost and timing of our development activities, nonclinical studies and clinical trials;

•	the timing and focus of our future clinical trials, and the reporting of data from those trials;

•	our plans relating to commercializing ACU193, subject to obtaining necessary regulatory approvals;

•	our ability to attract and retain key scientific and clinical personnel;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our reliance on third parties to manufacture and conduct clinical trials and nonclinical studies of ACU193;

•	the success of competing therapies that are or may become available;

•

our plans and ability to obtain or protect our intellectual property rights, including extensions of existing patent terms where available or the use of data market exclusivity to provide protection from generic or biosimilar versions of our product;

•	the scope of protection that we are able to establish and maintain for intellectual property rights covering ACU193 and technology;

•	potential claims relating to our intellectual property;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	our ability to obtain and maintain regulatory approval of ACU193, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	our plans relating to the further development and manufacturing of ACU193, including additional therapeutic indications which we may pursue;

•	our ability to develop and maintain our corporate infrastructure, including our ability to design and maintain an effective system of internal controls;

•	our financial performance;

•	the effects of the ongoing COVID-19 pandemic, geopolitical events such as the pending conflict with Russia and Ukraine; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2022 (the Annual Report), and in our other filings with the SEC, as updated by the risk factors set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$157,540	$122,162
Marketable securities, short-term	42,654	72,075
Prepaid expenses and other current assets	2,366	4,424

Total current assets	202,560	198,661
Marketable securities, long-term	—	31,619
Property and equipment, net	142	36
Deferred offering costs	337	—
Right-of-use asset	133	—
Other assets	92	14

Total assets	$203,264	$230,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,084	$1,088
Accrued expenses and other current liabilities	4,396	4,059
Operating lease liability, current portion	133	—

Total current liabilities	6,613	5,147

Total liabilities	6,613	5,147
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized and 40,503,124 and 40,473,270 s hares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	355,173	352,981
Accumulated deficit	(157,561)	(127,571)
Accumulated other comprehensive loss	(965)	(231)

Total stockholders’ equity	196,651	225,183

Total liabilities and stockholders’ equity	$203,264	$230,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$8,309	$1,800	$21,615	$6,632
General and administrative	3,062	2,135	9,374	4,537

Total operating expenses	11,371	3,935	30,989	11,169

Loss from operations	(11,371)	(3,935)	(30,989)	(11,169)
Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	—	—	(81,157)
Interest income, net	663	14	1,000	22
Other income, net	(2)	19	(1)	47

Total other income (expense)	661	33	999	(81,088)

Net loss	(10,710)	(3,902)	(29,990)	(92,257)

Other comprehensive loss
Unrealized loss on marketable securities	—	(28)	(734)	(28)

Comprehensive loss	$(10,710)	$(3,930)	$(30,724)	$(92,285)

Net loss per common share, basic and diluted	$(0.26)	$(0.10)	$(0.74)	$(7.00)

Weighted-average shares outstanding, basic and diluted	40,502,860	38,266,593	40,491,181	13,177,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)
For the Three Months Ended September 30, 2022

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Common Stock
	Shares	Amount

Balance as of June 30, 2022	40,501,258	$4	$354,331	$(146,851)	$(965)	$206,519
Stock options exercised for cash	1,866	—	2	—	—	2
Stock-based compensation	—	—	840	—	—	840
Net loss	—	—	—	(10,710)	—	(10,710)

Balance as of September 30, 2022	40,503,124	$4	$355,173	$(157,561)	$(965)	$196,651

For the Three Months Ended September 30, 2021

											Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Series A		Series A-1		Series B				Additional Paid-in Capital
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	477,297	$1,067	7,985,305	$22,963	19,770,070	$150,474	556,570	$—	$9,241	$(115,320)	$—	$(106,079)
Conversion of convertible preferred stock into common stock upon initial public offering	(477,297)	(1,067)	(7,985,305)	(22,963)	(19,770,070)	(150,474)	28,232,672	3	174,501	—	—	174,504
Issunce of stock for cash, net of issuance costs of $15,441	—	—	—	—	—	—	11,499,998	1	168,558	—	—	168,559
Cashless exercise of common stock warrants	—	—	—	—	—	—	178,847	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	2,236	—	2	—	—	2
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Stock-based compensation	—	—	—	—	—	—	—	—	304	—	—	304
Net loss	—	—	—	—	—	—	—	—	—	(3,902)	—	(3,902)

Balance as of September 30, 2021	—	$—	—	$—	—	$—	40,470,323	$4	$352,606	$(119,222)	$(28)	$233,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)
For the Nine Months Ended September 30, 2022

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance as of December 31, 2021	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183
Unrealized loss on marketable securities	—	—	—	—	(734)	(734)
Stock options exercised for cash	25,108	—	19	—	—	19
Cashless stock options exercise	4,746	—	—	—	—	—
Stock-based compensation	—	—	2,173	—	—	2,173
Net loss	—	—	—	(29,990)	—	(29,990)

Balance as of September 30, 2022	40,503,124	$4	$355,173	$(157,561)	$(965)	$196,651

For the Nine Months Ended September 30, 2021

											Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
									Additional Paid-in Capital
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	477,297	$1,067	7,537,879	$16,333	11,862,043	$39,253	419,124	$—	$8,374	$(26,965)	$—	$(18,591)
Issuance of milestone shares for cash, net of issuance costs of $16	—	—	—	—	7,908,027	30,031	—	—	—	—	—	—
Exercise of preferred stock warrant	—	—	447,426	1,250	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights liability upon issuance of milestone shares	—	—	—	—	—	81,190	—	—	—	—	—	—
Reclassification of warrant liability upon exercise of preferred stock warrant	—	—	—	5,380	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	137,446	—	614	—	—	614
Conversion of convertible preferred stock into common stock upon initial public offering	(477,297)	(1,067)	(7,985,305)	(22,963)	(19,770,070)	(150,474)	28,232,672	3	174,501	—	—	174,504
Issuance of common stock for cash, net of issuance costs of $15,441	—	—	—	—	—	—	11,499,998	1	168,558	—	—	168,559
Cashless exercise of common stock warrants	—	—	—	—	—		178,847	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	2,236	—	2	—	—	2
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Stock-based compensation	—	—	—	—	—	—	—	—	557	—	—	557
Net loss	—	—	—	—	—	—	—	—	—	(92,257)	—	(92,257)

Balance as of September 30, 2021	—	$—	—	$—	—	$—	40,470,323	$4	$352,606	$(119,222)	$(28)	$233,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(29,990)	$(92,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	1
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	81,157
Stock-based compensation expense	2,173	557
Amortization of premiums and accretion of discounts on marketable securities, net	575	(6)
Amortization of right-of-use asset	100	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,058	(4,297)
Other assets	(78)	(13)
Accounts payable	996	(149)
Operating lease liability	(100)	—
Accrued expenses and other current liabilities	296	685

Net cash used in operating activities	(23,950)	(14,322)

Cash flows from investing activities
Purchases of marketable securities	(12,129)	(94,095)
Proceeds from maturities and sales of marketable securities	71,860	—
Purchases of property and equipment	(126)	(14)

Net cash provided by (used in) investing activities	59,605	(94,109)

Cash flows from financing activities
Proceeds from issuance of Series B milestone shares, net of issuance costs	—	30,031
Proceeds from exercise of Series A-1 warrant	—	1,250
Proceeds from exercise of common stock warrants	—	614
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	168,559
Payment of deferred offering costs	(296)	—
Proceeds from the exercise of stock options	19	2

Net cash provided by (used in) financing activities	(277)	200,456

Net change in cash and cash equivalents	35,378	92,025
Cash and cash equivalents at the beginning of the period	122,162	43,777

Cash and cash equivalents at the end of the period	$157,540	$135,802

Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liabilities	$233	$—

Deferred offering costs in accrued expenses and other current liabilities	$41	$—

Conversion of convertible preferred stock into common stock upon initial public offering	$—	$174,504

Reclassification of preferred stock tranche rights liability upon share issuance	$—	$81,190

Reclassification of warrant liability upon exercise of preferred stock warrant	$—	$5,380

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
and B convertible preferred stock, and the exercise of the warrants, the Company’s total number of outstanding common stock
increased by 39,911,517
shares
immediately following the closing of the IPO.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $157.6 million and $127.6 million, respectively, and working capital of $195.9 million and $193.5 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
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
Notes to Condensed Financial Statements
(unaudited)

The Company initiated a Phase 1 clinical trial of ACU193 in 2021, which the Company named “INTERCEPT-AD.”
In October 2021, the Company announced the initial dosing of the first patient in the INTERCEPT-AD trial
and the subsequent successful sentinel safety review of the first two patients. In October 2022, the U.S. Food and Drug Administration granted Fast Track designation for ACU193 for the treatment of early AD. Due to delays in clinical trial site activation and patient enrollment that the Company believes were principally related to effects of the coronavirus
(“COVID-19”) pandemic, the
Company expanded the anticipated number of trial sites to support its enrollment objectives and anticipated timelines. As of November 11, 2022, 17 clinical trial sites have been activated and patient recruitment and enrollment is ongoing and progressing.
The Company anticipates completing enrollment in INTERCEPT-AD in the first quarter of 2023
.
The Company’s business, results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the
COVID-19
outbreak and related advisories and restrictions. The impact of the COVID-19 pandemic,
the ongoing military conflict between Russia and Ukraine and related sanctions against Russia, inflation and rising interest rates on the financial markets and the overall economy are highly uncertain and cannot be predicted.
NOTE 2. BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form
10-Q
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current period presentation. Interest income and interest expense are combined into one line item and presented net in the condensed statements of operations and comprehensive loss, whereas these line items were previously presented separately. Similarly, in the condensed statements of cash flows, amortization of premiums and accretion of discounts on marketable securities are now presented net, but previously had been presented on separate rows as amortization of premiums and non-cash
interest income from marketable securities. These reclassifications had no effect on the reported results of operations.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 3. MARKETABLE SECURITIES
Marketable securities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term

Corporate debt securities	$16,531	$—	$(369)	$16,162
Asset-backed securities	3,008	—	(120)	2,888
U.S. treasury securities	24,080	—	(476)	23,604

Total available-for-sale securities, short-term	43,619	—	(965)	42,654

Total available-for-sale securities	$43,619	$—	$(965)	$42,654

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term

Commercial paper	$47,939	$—	$—	$47,939
Corporate debt securities	7,992	—	(11)	7,981
Asset-backed securities	16,177	—	(22)	16,155

Total available-for-sale securities, short-term	72,108	—	(33)	72,075
Available-for-sale securities, long-term
Corporate debt securities	16,816	—	(103)	16,713
Asset-backed securities	3,013	—	(25)	2,988
U.S. treasury securities	11,988	—	(70)	11,918

Total available-for-sale securities, long-term	31,817	—	(198)	31,619

Total available-for-sale securities	$103,925	$—	$(231)	$103,694

As of September 30, 2022, the Company’s
available-for-sale
securities
were
all classified as short-term and mature in one year or less. Certain of the Company’s available-for-sale
marketable securities
 that were
 in an unrealized loss position as of September 30, 2022 have been in a loss position for approximately twelve months; however unrealized losses on available-for-sale
securities as of September 30, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the three and nine months ended September 30, 2022. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2022
Assets included in:
Cash and cash equivalents
Money market securities	$156,540	$—	$—	$156,540
Marketable securities
Corporate debt securities	—	16,162	—	16,162
Asset-backed securities	—	2,888	—	2,888
U.S. treasury securities	—	23,604	—	23,604

Total fair value	$156,540	$42,654	$—	$199,194

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets included in:
Cash and cash equivalents

Money market securities	$121,162	$—	$—	$121,162
Marketable securities
Commercial paper	—	47,939	—	47,939
Corporate debt securities	—	24,694	—	24,694
Asset-backed securities	—	19,143	—	19,143
U.S. treasury securities	—	11,918	—	11,918

Total fair value	$121,162	$103,694	$—	$224,856

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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Prepaid insurance	$1,666	$1,514
Prepaid raw materials	201	83
Research and development service agreements	172	2,591
Dues and subscriptions	121	96
Other	206	140

Total prepaid expenses and other current assets	$2,366	$4,424

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Research and development	$2,837	$2,623
Compensat ion and other employee liabilities	1,455	1,102
Legal	67	130
Other	37	204

Total accrued expenses and other current liabilities	$4,396	$4,059

NOTE 6. STOCKHOLDERS’ EQUITY
Authorized Shares
The total number of shares of all classes of capital stock authorized to be issued is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock with a par value of $0.0001.
Common Stock
As of September 30, 2022, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 300,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one voting right.
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
offering
program (the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, the Company will pay the Sales Agents a commission rate of up to
3.0% of
the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM.

The Company had not sold any shares of its common stock under the ATM as of September 30, 2022.

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
The maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of September 30, 2022, 9,721,945 shares were authorized for issuance under the 2021 Plan and 4,030,960 shares remained available for issuance under the 2021 Plan.
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the nine months ended September 30, 2022 and 2021 with the following weighted average assumptions:

	Nine Months Ended September 30,
	2022	2021

Risk-free interest rate	1.71% - 4.17%	0.4% - 1.1%
Expected term (in years)	5.8 - 6.1	5.3 - 6.1
Expected volatility	90%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021, was $3.77 per share and $1.34 per share, respectively.
Prior to the Company’s IPO, the fair value of the Company’s common stock underlying the stock options was historically determined by the Board with assistance from management and, occasionally with input from an independent third-party valuation firm. For the year ended December 31, 2020, management engaged an independent third-party valuation firm to provide an estimate of the fair value of the Company’s common stock, which was utilized as an input to the Company’s Black-Scholes option pricing model for stock options awarded during the three months ended March 31, 2021. The December 31, 2020 fair value of common stock was determined considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry specific economic outlook. The fair value of the Company’s common stock as of June 30, 2021 was estimated based upon the per share offering price of the Company’s common stock to the public in its IPO which closed on July 6, 2021. The June 30, 2021 fair value for the Company’s common stock was utilized as an input for options granted by the Company to its Board on June 30, 2021, which was immediately prior to the IPO. As of June 30, 2021 and December 31, 2020, management estimated the fair value of a share of common stock to be $16.00 and $0.83, respectively.
Stock options granted after December 31, 2017 vest monthly over a range of 12 to 36 months or vest monthly over a total of 48 months following a one-year
cliff and all have a
ten-year
contractual term. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and have a ten-year
term. The Company

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

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
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2021	3,835,618	$2.51
Granted	1,932,050	$5.00
Exercised	(31,848)	$0.86
Forfeited	(79,872)	$6.35

Outstanding at September 30, 2022	5,655,948	$3.31	8.3	$39,818

Vested and exercisable at September 30, 2022	2,084,736	$1.75	7.1	$17,772

As of September 30, 2022, total unrecognized compensation costs related to unvested stock option awards granted was approximately $9.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
The Company recorded stock-based compensation expense related to stock options in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative	$563	$254	$1,525	$412
Research and development	277	50	648	145

Total stock-based compensation	$840	$304	$2,173	$557

Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of the Company’s common stock, became effective on June 30, 2021. A total of 375,000 shares of the Company’s common stock were initially reserved for sale under the ESPP. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on
January 1, 2022 and through January 1, 2031, by
the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2022, the Board increased the number of shares of common stock reserved for issuance under the ESPP by 404,732 shares.
As of September 30, 2022, there are 779,732 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP.
NOTE 8. LEASES
The Company has been subleasing space in Indiana since March 1, 2020. The Company executed a new sublease for this space that was effective on February 1, 2021 and expires on August 30, 2023. The sublease does not provide the Company with any renewal options. The Company allows others to sublease a portion of the space from the Company for less than a one-year
period.
On September 28, 2022, the Company entered into a lease for office space in Charlottesville, Virginia with a lease term of fifteen months beginning October 1, 2022. There is no automatic renewal, but any holdover tenancy shall be on a month-to-month basis thereafter.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

The following table summarizes quantitative information about the Company’s operating leases for the period indicated (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Operating leases
Operating lease cost	$38	$114
Less: sublease income	(12)	(44)

Operating lease expense	26	70
Short-term lease rent expense	1	11

Total rent expense	$27	$81

Supplemental information related to the Indiana lease was as follows (dollar amounts in thousands):

Nine Months Ended September 30, 2022
Operating cash flows from operating leases	$114
Right-of-use assets obtained in exchange for operating lease liabilities	$233
Weighted-average remaining lease term – operating leases (in years)	0.9
Weighted-average discount rate – operating leases	10.0%
As of September 30, 2022, the present value of maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remaining period ended December 31, 2022	$39
Year ended December 31, 2023	102

Total	141
Less: present value discount	(8)

Operating lease liabilities	$133

The Company recognizes sublease income in other income (expense) on its condensed statements of operations and comprehensive loss. The Company expects to recognize approximately $3,000 in sublease income for the remainder of 2022.
Prior to the adoption of ASC 842, and for the three and nine months ended September 30, 2021, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. During the three and nine months ended September 30, 2021, the Company recognized total rent expense of approximately $40,000 and $107,000, respectively, and recognized sublease income of approximately $19,000 and $47,000, respectively.

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
NOTE 10. NET LOSS PER SHARE
The Company computes
net
loss per common share using the
two-class
method required for participating securities. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, include shares issuable upon the exercise of stock options of 5,655,948 and 3,662,365 for the nine months ended September 30, 2022 and 2021, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s Disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the Aß peptide that are distinct from Aß monomers and amyloid plaques. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through clinical proof of mechanism trials in early AD patients. We have confirmed that ACU193 is a consensus IgG2 subclass. We initiated a Phase 1 clinical trial of ACU193 in 2021, which we named “INTERCEPT-AD.” This trial is enrolling patients with mild dementia or mild cognitive impairment due to AD, conditions referred to as “early AD.” INTERCEPT-AD is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts involving a total of approximately 62 patients with early AD. The overall objective of the trial is to evaluate the safety and tolerability and establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints are focused on safety and immunogenicity. An important safety measure will be the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities. Secondary endpoints include pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing are included as exploratory measures. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and the subsequent successful sentinel safety review of the first two patients. In October 2022, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation for ACU193 for the treatment of early AD. Due to delays in clinical trial site activation and patient enrollment that we believe are principally related to the effects of the COVID-19 pandemic, we expanded the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. As of November 11, 2022, 17 clinical trial sites have been activated, and patient recruitment and enrollment is ongoing and progressing. Based on current site activations and enrollment rates, we anticipate completing enrollment in INTERCEPT-AD in the first quarter of 2023 and reporting our topline data from the INTERCEPT-AD trial in the second half of 2023.

We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $30.0 million and $92.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $157.6 million and working capital of $195.9 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance ACU193 in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of ACU193 or any other product candidate that is approved for marketing. However, we may seek to commercialize our products at our own expense, which would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution.

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

As of September 30, 2022, we had cash and cash equivalents and marketable securities totaling $200.2 million. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and the subsequent successful sentinel safety review of the first two patients. In October 2022, the FDA granted Fast Track designation for ACU193 for the treatment of early AD. Due to delays in clinical trial site activation and patient enrollment that we believe were principally related to effects of the COVID-19 pandemic, we expanded the anticipated number of trial sites to support our enrollment objectives and anticipated timelines. However, we cannot assure that we will not experience additional delays in site activation or enrollment. As of November 11, 2022, 17 clinical trial sites have been activated and patient recruitment and enrollment is ongoing and progressing. Based on current site activations and enrollment rates, we anticipate completing enrollment in INTERCEPT-AD in the first quarter of 2023 and reporting our topline data from this trial in the second half of 2023.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$8,309	$1,800	$6,509
General and administrative	3,062	2,135	927

Total operating expenses	11,371	3,935	7,436

Loss from operations	(11,371)	(3,935)	(7,436)
Other income (expense)
Interest income, net	663	14	649
Other income, net	(2)	19	(21)

Total other income	661	33	628

Net loss	(10,710)	(3,902)	(6,808)

Other comprehensive loss
Unrealized loss on marketable securities	—	(28)	28

Comprehensive loss	$(10,710)	$(3,930)	$(6,780)

Research and Development Expenses

Research and development expenses were $8.3 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively. The $6.5 million increase was primarily due to increases of $2.1 million in contract research organization, or CRO, costs, $1.7 million for materials, $1.2 million in additional personnel expense, $1.0 million in consulting costs and $0.4 million in drug safety testing, as well as increases in miscellaneous expenses totaling $0.1 million; all related to our ongoing clinical trial which was initiated in 2021 and nonclinical research and development activity.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. The $0.9 million increase was primarily due to increases of $0.7 million in personnel expenses, $0.2 million in accounting costs, $0.2 million in marketing costs and $0.1 million for each of the following: recruiting and travel expenses. These increases were partially offset by reductions of $0.2 million in both insurance and consulting expenses.

Other Income (Expense)

Other income was $0.7 million for the three months ended September 30, 2022, which was primarily due to net interest income on the Company’s portfolio of marketable securities. Other income was de minimis for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$21,615	$6,632	$14,983
General and administrative	9,374	4,537	4,837

Total operating expenses	30,989	11,169	19,820

Loss from operations	(30,989)	(11,169)	(19,820)
Other income (expense)
Change in fair value of preferred stock tranche rights liability and preferred stock warrant liability	—	(81,157)	81,157
Interest income, net	1,000	22	978
Other income, net	(1)	47	(48)

Total other income (expense)	999	(81,088)	82,087

Net loss	(29,990)	(92,257)	62,267

Other comprehensive loss
Unrealized loss on marketable securities	(734)	(28)	(706)

Comprehensive loss	$(30,724)	$(92,285)	$61,561

Research and Development Expenses

Research and development expenses were $21.6 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively. The $15.0 million increase was primarily due to our ongoing clinical trial which was initiated in 2021 and nonclinical research and development activity, and includes increases of $4.2 million of CRO costs, $3.4 million in consulting costs, $3.0 million for materials, $2.7 million in personnel costs, and $1.5 million for drug safety testing, as well as $0.2 million for other miscellaneous expenses.

General and Administrative Expenses

General and administrative expenses were $9.4 million and $4.5 million for the nine months ended September 30, 2022 and 2021, respectively. The $4.8 million increase was primarily due to increases of $2.1 million in personnel costs, $1.3 million in insurance costs, $0.5 million in legal costs, $0.4 million in marketing costs, $0.2 million for each of the following: travel expenses and recruiting costs, and $0.1 million for other miscellaneous expense.

Other Income (Expense)

Other income was $1.0 million for the nine months ended September 30, 2022, which was due to net interest income on the Company’s portfolio of marketable securities. Other expense was $81.1 million for the nine months ended September 30, 2021, primarily due to increases in the fair values of the Series B tranche liability and Series A-1 warrant liability of $76.2 million and $5.0 million, respectively.

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

As of September 30, 2022, our cash and cash equivalents and marketable securities totaled $200.2 million. Our available-for-sale marketable securities mature over the next 12 months. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2025.

We enter into contracts in the normal course of business with CROs and contract manufacturing organizations, or CMOs, for clinical trials, nonclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancelable by us upon prior notice of 30 days. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.

Future minimum lease payments under our Indiana lease agreement total approximately $0.1 million.

Shelf Registration and At-The-Market Equity Offering

On July 1, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated, or the Sales Agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program, or ATM, which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM, we will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. We had not sold any shares of our common stock under the ATM as of September 30, 2022.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$ (23,950)	$ (14,322)
Net cash provided by (used in) investing activities	59,605	(94,109)
Net cash provided by (used in) financing activities	(277)	200,456

Net change in cash and cash equivalents	$ 35,378	$ 92,025

Operating Activities

Net cash used in operating activities was $24.0 million and $14.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in operating activities during the nine months ended September 30, 2022 primarily consisted of our net loss of $30.0 million, which was reduced by non-cash adjustments of $2.2 million for stock-based compensation, $0.6 million for net accretion and amortization on marketable securities, and $0.1 million of amortization on our right-of-use asset, plus cash provided of $2.1 million by prepaid expenses mainly associated with research and development and insurance and cash provided by accounts payable of $1.0 million and $0.3 million from accrued expenses and other current liabilities mainly due to research and development liabilities, partially offset by cash used of $0.1 million each for other assets and our operating lease.

Net cash used in operating activities during the nine months ended September 30, 2021 primarily consisted of our net loss of $92.3 million, which was reduced by non-cash adjustments of $81.2 million related to the change in the fair values of the Series B tranche liability and the Series A-1 warrant liability, and $0.6 million for stock-based compensation, plus cash provided of $0.7 million from accrued expenses and other current liabilities, offset by cash used of $4.3 million for prepaid expenses associated with ongoing research and development activities as we commenced our clinical trial, as well as costs associated with the transition from a private to a public company and insurance costs.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $59.6 million and was primarily related to maturities and sales of marketable securities of $71.9 million, partially offset by purchases of marketable securities and property and equipment of $12.1 million and $0.1 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2021 was $94.1 million and was predominantly related to the purchase of marketable securities, but also included nominal purchases of computer hardware.

Financing Activities

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2022 and was primarily due to payment of deferred offering costs related to the Registration Statement, which were partially offset by proceeds from stock option exercises.

Net cash provided by financing activities was $200.5 million for the nine months ended September 30, 2021 and was primarily due to our IPO for net proceeds of $168.6 million, the closing of the second tranche of our Series B convertible preferred stock for gross proceeds of $30.0 million, plus a total of $1.3 million received from the exercise of the Series A-1 preferred warrant, as well as proceeds from exercises of common stock warrants of $0.6 million.

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

We may take advantage of these provisions until we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2025, (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Quarterly Report on Form 10-Q and our other filings with the SEC. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report.

The FDA granted Fast Track designation for ACU193 for the treatment of early Alzheimer’s disease, and we may seek Fast Track designation for other product candidates. Even if received, Fast Track designation may not actually lead to a faster review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

The FDA granted Fast Track designation for ACU193 for the treatment of early Alzheimer’s disease, and we may seek Fast Track designation for our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. There is no assurance that the FDA will grant this status to any of our other product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of product candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (ii) expanded the entities eligible for discounts under the 340B drug pricing program; (iii) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (iv) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for individuals with income at or below 133% (as calculated, it constitutes 138%) of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (v) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (vi) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018); (vii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the Tax Act) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any additional healthcare reform measures of the Biden administration will impact the ACA or our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Infrastructure Investment and Jobs Act, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for ACU193 or any other product candidate we may develop. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;

•	changes to manufacturing methods;

•	recalls, replacements, or discontinuance of one or more of our products, and

•	additional recordkeeping.

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

ACUMEN PHARMACEUTICALS, INC.

Date: November 14, 2022	By:	/s/ Daniel O’Connell
Daniel O’Connell
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)