Form 10-Q
period 2023-03-31
Acumen Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission File Number: 001-40551
___________________________
Acumen Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________

Delaware	36-4108129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 Park St., Charlottesville, Virginia	22902
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (434) 297-1000
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ABOS	The Nasdaq Global Select Market
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 41,025,062 shares of common stock, $0.0001 par value per share, outstanding.

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
•the therapeutic potential of ACU193, including its potential for improved safety and efficacy, as compared to other monoclonal antibodies approved and/or in development, as well as the expectations concerning the INTERCEPT-AD trial;
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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2023 (the Annual Report), and in our other filings with the SEC, as updated by the risk factors set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77,999	$130,101
Marketable securities, short-term	62,410	47,504
Prepaid expenses and other current assets	3,623	2,724
Total current assets	144,032	180,329
Marketable securities, long-term	43,419	15,837
Property and equipment, net	151	165
Right-of-use asset	67	105
Other assets	195	151
Total assets	$187,864	$196,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$762	$1,640
Accrued clinical trial expenses	5,203	2,717
Accrued expenses and other current liabilities	2,747	3,350
Operating lease liability	67	105
Total current liabilities	8,779	7,812
Total liabilities	8,779	7,812
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized and 41,025,062 shares issued and outstanding as of March 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	361,339	359,949
Accumulated deficit	(181,734)	(170,427)
Accumulated other comprehensive loss	(524)	(751)
Total stockholders’ equity	179,085	188,775
Total liabilities and stockholders’ equity	$187,864	$196,587
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$8,713	$5,985
General and administrative	4,422	3,221
Total operating expenses	13,135	9,206
Loss from operations	(13,135)	(9,206)
Other income (expense)
Interest income, net	1,832	76
Other income (expense), net	(4)	1
Total other income	1,828	77
Net loss	(11,307)	(9,129)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	227	(583)
Comprehensive loss	$(11,080)	$(9,712)
Net loss per common share, basic and diluted	$(0.28)	$(0.23)
Weighted-average shares outstanding, basic and diluted	41,025,062	40,473,270
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)
For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	41,025,062	$4	$359,949	$(170,427)	$(751)	$188,775
Unrealized gain on marketable securities	—	—	—	—	227	227
Stock-based compensation	—	—	1,390	—	—	1,390
Net loss	—	—	—	(11,307)	—	(11,307)
Balance as of March 31, 2023	41,025,062	$4	$361,339	$(181,734)	$(524)	$179,085
For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183
Unrealized loss on marketable securities	—	—	—	—	(583)	(583)
Stock-based compensation	—	—	618	—	—	618
Net loss	—	—	—	(9,129)	—	(9,129)
Balance as of March 31, 2022	40,473,270	$4	$353,599	$(136,700)	$(814)	$216,089
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(11,307)	$(9,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	4
Stock-based compensation expense	1,390	618
Amortization of premiums and accretion of discounts on marketable securities, net	(334)	216
Amortization of right-of-use asset	38	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(899)	1,416
Other assets	(44)	(65)
Accounts payable	(878)	121
Accrued clinical trial expenses	2,486	281
Operating lease liability	(38)	(32)
Accrued expenses and other current liabilities	(603)	(1,762)
Net cash used in operating activities	(10,175)	(8,299)
Cash flows from investing activities
Purchases of marketable securities	(52,131)	(9,090)
Proceeds from maturities and sales of marketable securities	10,204	4,000
Purchases of property and equipment	—	(9)
Net cash used in investing activities	(41,927)	(5,099)
Net change in cash and cash equivalents	(52,102)	(13,398)
Cash and cash equivalents at the beginning of the period	130,101	122,162
Cash and cash equivalents at the end of the period	$77,999	$108,764
Supplemental disclosure of noncash investing activities
Purchase of property and equipment in accounts payable	$—	$10
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as primary toxins involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through a clinical proof of mechanism trial in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology). ACU193 is a recombinant humanized immunoglobulin gamma 2 (“IgG2”) monoclonal antibody (“mAb”) that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
The Company is subject to the uncertainty of whether the Company’s intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $181.7 million and $170.4 million, respectively, and working capital of $135.3 million and $172.5 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of the Company’s products. The Company expects that it will need to obtain additional financing to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Until such time, if ever, the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation of other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.
The Company initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which the Company named “INTERCEPT-AD.” This trial enrolled 65 patients with “early AD.” INTERCEPT-AD is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD.
NOTE 2. BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current period presentation. Accrued clinical trial expenses are presented as a separate line on the statements of cash flows, whereas these accrued expenses were previously included in accrued expenses and other current liabilities. This reclassification had no effect on the reported results of operations.
Stock-based Compensation
The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant date fair value of the awards and actual forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and the expected term of the option. The fair value of restricted stock units is the closing market price of the Company’s common stock on the date of the grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See also Note 8 below.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as Accounting Standards Codification (“ASC”) 326. ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance was effective for the Company on January 1, 2023. The Company’s marketable securities portfolio consists entirely of available-for-sale debt securities and, as such, the

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
adoption of this guidance did not have a material impact on its financial statements and disclosures upon adoption, but it did require the Company to provide additional disclosures related to its available-for-sale debt securities in a continuous unrealized loss position.
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$40,335	$5	$(185)	$40,155
Asset-backed securities	3,004	—	(65)	2,939
U.S. treasury securities	19,533	1	(218)	19,316
Total available-for-sale securities, short-term	62,872	6	(468)	62,410
Available-for-sale securities, long-term
Corporate debt securities	43,481	41	(103)	43,419
Total available-for-sale securities, long-term	43,481	41	(103)	43,419
Total available-for-sale securities	$106,353	$47	$(571)	$105,829

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$30,174	$—	$(249)	$29,925
Asset-backed securities	3,006	—	(102)	2,904
U.S treasury securities	15,032	—	(357)	14,675
Total available-for-sale securities, short-term	48,212	—	(708)	47,504
Available-for-sale securities, long-term
Corporate debt securities	15,880	—	(43)	15,837
Total available-for-sale securities, long-term	15,880	—	(43)	15,837
Total available-for-sale securities	$64,092	$—	$(751)	$63,341
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of available-for-sale marketable securities with unrealized losses, which have been segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	March 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$53,873	$(165)	$9,035	$(122)	$62,908	$(287)
Asset-backed securities	—	—	2,939	(65)	2,939	(65)
U.S. treasury securities	5,521	(3)	11,781	(216)	17,302	(219)
Total	$59,394	$(168)	$23,755	$(403)	$83,149	$(571)

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$29,515	$(58)	$16,247	$(234)	$45,762	$(292)
Asset-backed securities	—	—	2,904	(102)	2,904	(102)
U.S. treasury securities	3,026	(7)	11,649	(350)	14,675	(357)
Total	$32,541	$(65)	$30,800	$(686)	$63,341	$(751)
As of March 31, 2023, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within two years. As noted in the table above, certain of the Company’s available-for-sale marketable securities as of March 31, 2023 have been in an unrealized loss position for more than 12 months; however, those losses were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no credit losses were recognized on these securities for the three months ended March 31, 2023. There were no realized gains or losses for the three months ended March 31, 2023 and 2022. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$74,299	$—	$—	$74,299
Marketable securities
Corporate debt securities	—	83,574	—	83,574
Asset-backed securities	—	2,939	—	2,939
U.S. treasury securities	—	19,316	—	19,316
Total fair value	$74,299	$105,829	$—	$180,128

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
The carrying values reported in the Company’s condensed balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable, accrued clinical trial expenses and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.
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
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid raw materials	$1,391	$199
Research and development service agreements	1,132	1,077
Prepaid insurance	556	1,106
Dues and subscriptions	250	105
Other	294	237
Total prepaid expenses and other current assets	$3,623	$2,724
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation and other employee liabilities	$1,628	$2,008
Research and development	829	1,211
Legal	190	—
Professional fees	6	—
Other	94	131
Total accrued expenses and other current liabilities	$2,747	$3,350

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
The total number of shares of all classes of capital stock authorized to be issued is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock with a par value of $0.0001.
Common Stock
As of March 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 300,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one voting right.
Shelf Registration and At-The-Market Equity Offering
On July 1, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agents, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program (the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, the Company entered into an amendment to the Sales Agreement (as amended, the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as a sales agent under the Amended Sales Agreement (BTIG, together with BofA and Stifel, the “Sales Agents”). Pursuant to the Amended Sales Agreement, the Company will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. The Company did not sell any shares of its common stock under the ATM during the three months ended March 31, 2023.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Board and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of March 31, 2023, there were 3,326,220 options outstanding under the 2013 Plan.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan was 7,698,282 shares, which is the sum of (1) 3,550,000 new shares, plus (2) 667,104 shares that remained available for issuance under the Company’s 2013 Plan at the time the 2021 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2013 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement, are settled in cash, are forfeited or repurchased because of the failure to vest, or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price in accordance with the terms of the 2013 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. On January 1, 2023, the Board increased the number of shares of common stock reserved for issuance under the 2021 Plan by 2,051,253 shares.
The maximum number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of March 31, 2023, 11,773,198 shares were authorized for issuance under the 2021 Plan and 4,070,990 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$958	$452
Research and development	432	166
Total stock-based compensation	$1,390	$618
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the three months ended March 31, 2023 and 2022 with the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.58% - 4.13%	1.71%
Expected term (in years)	5.8 - 6.1	6.1
Expected volatility	90%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022, was $4.52 per share and $3.87 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a ten-year contractual term. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and also have a ten-year term. The Company became publicly traded in July 2021 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	5,610,893	$3.36
Granted	1,628,000	$5.96
Outstanding at March 31, 2023	7,238,893	$3.94	8.3	$9,805
Vested and exercisable at March 31, 2023	2,769,265	$2.56	7.2	$6,446
As of March 31, 2023, total unrecognized compensation costs related to unvested stock option awards was approximately $15.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
Restricted Stock Units
Restricted stock units (“RSUs”) were granted by the Company to a group of its employees during the three months ended March 31, 2023 and vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	—	$—
Granted	328,500	$6.11
Unvested at March 31, 2023	328,500	$6.11
As of March 31, 2023, total unrecognized compensation costs related to unvested RSUs was approximately $1.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of the Company’s common stock, became effective on June 30, 2021. A total of 375,000 shares of the Company’s common stock were initially reserved for sale under the ESPP. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 and through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2023, the Board increased the number of shares of common stock reserved for issuance under the ESPP by 410,251 shares. As of March 31, 2023, there are a total of 1,189,983 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP.
NOTE 9. NET LOSS PER SHARE
The Company computes net loss per common share using the two-class method required for participating securities. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities not included in the calculation of diluted net loss

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
per common share, because to do so would be anti-dilutive, include shares issuable upon the exercise of stock options and unvested RSUs as follows:

	Three Months Ended March 31,
	2023	2022
Shares issuable upon exercise of stock options	7,238,893	4,922,019
Unvested RSUs	328,500	—
Total	7,567,393	4,922,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those described in or implied by these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as primary toxins involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through a clinical proof of mechanism trial in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology). ACU193 is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
We initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which we named “INTERCEPT-AD.” This trial enrolled 65 patients with “early AD.” INTERCEPT-AD is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts evaluating patients with early AD. The overall objective of the trial is to evaluate the safety and tolerability of ACU193 and to establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints are focused on safety and immunogenicity. An important safety measure will be the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities, or ARIA. Secondary endpoints include pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing and arterial spin labelling with MRI scans (which can be used to assess cerebral blood flow) are included as exploratory measures.
In January 2023, we submitted a protocol amendment to the U.S. Food and Drug Administration, or FDA, to modify the planned dose level of Cohort 7 of INTERCEPT-AD to 25 mg/kg every two weeks from 60 mg/kg every two weeks. The proposed change was based in part on a blinded review of preliminary pharmacokinetic data, inclusive of plasma and cerebrospinal fluid levels, which indicated a dose of 60 mg/kg every two weeks should not be needed to attain central target engagement, and preliminary safety data concerning ARIA. We announced the completion of enrollment in INTERCEPT-AD in February 2023 and we anticipate reporting topline data from this trial in the third quarter of 2023.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $11.3 million and $9.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $181.7 million and working capital of $135.3 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance ACU193 in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of ACU193 or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, this would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution.

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
As of March 31, 2023, we had cash and cash equivalents and marketable securities totaling $183.8 million. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2025. However, completion of a Phase 2 trial, with or without an expansion to Phase 3, will likely require us to raise capital in an amount sufficient to extend our cash runway into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
Components of Results of Operations
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development costs primarily consist of direct costs associated with consultants and materials, biologic storage, third party, contract research organization, or CRO, costs and contract manufacturing organization, or CMO, expenses, salaries and other personnel-related expenses. Research and development costs are expensed as incurred. More specifically, these costs include:
•costs of funding research performed by third parties that conduct research and development and nonclinical and clinical activities on our behalf;
•costs of manufacturing drug supply and drug product;
•costs of conducting nonclinical studies and clinical trials of our product candidates;
•consulting and professional fees related to research and development activities, including stock-based compensation to non-employees;
•costs related to compliance with clinical regulatory requirements; and
•employee-related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel.
As we currently only have one product candidate, ACU193, in development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; however, our internal research and development personnel costs continue to increase relative to total research and development costs, currently representing approximately 25% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial for our ACU193 program in 2021. We expect that our research and development expenses will increase substantially in connection with our clinical development activities for our ACU193 program.

General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and patent services, investor and public relations, board of directors’ expenses, information technology, franchise taxes and rent.
We expect that our general and administrative expenses will increase as our organization and headcount needed in the future grows to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to continue to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Operating expenses
Research and development	$8,713	$5,985	$2,728	46%
General and administrative	4,422	3,221	1,201	37%
Total operating expenses	13,135	9,206	3,929	43%
Loss from operations	(13,135)	(9,206)	(3,929)	43%
Other income (expense)
Interest income, net	1,832	76	1,756	*
Other income (expense), net	(4)	1	(5)	*
Total other income	1,828	77	1,751	*
Net loss	$(11,307)	$(9,129)	$(2,178)	24%
*Not meaningful
Research and Development Expenses
Research and development expenses were $8.7 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively. The $2.7 million increase was primarily due to our ongoing clinical trial which was initiated in 2021 and nonclinical research and development activity, and includes increases of $2.2 million for CRO costs of which $2.0 million is specifically related to the clinical trial, $1.0 million in personnel costs, and $0.1 million for each of the following costs: licensing, storage, and consulting; all of which were partially offset by decreases of $0.8 million in materials.
General and Administrative Expenses
General and administrative expenses were $4.4 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. The $1.2 million increase was primarily due to increases of $1.2 million in personnel costs, $0.2 million for consulting and $0.1 million for travel; partially offset by decreases of $0.2 million for insurance and $0.1 million for marketing costs.
Other Income (Expense)
Other income was $1.8 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. which was due to net interest income on the Company’s portfolio of marketable securities.
Liquidity and Capital Resources
We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources other than grant revenue and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.
Our operations have been financed primarily by net proceeds from the sale and issuance of our common stock and convertible preferred stock, net proceeds from our initial public offering, or IPO, the issuance of notes, grant revenue and, during our collaboration with Merck & Co., Inc. which was in place from 2003 to 2011, certain payments received under our collaboration agreement.
On July 1, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement, or the Sales Agreement, with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated, as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program, or ATM, which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, we entered into an amendment to the Sales Agreement, or, as amended, the Amended Sales Agreement, to add BTIG, LLC as a sales agent under the Amended Sales Agreement. Pursuant to the Amended Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. We did not sell any shares of our common stock under the ATM during the three months ended March 31, 2023.
As of March 31, 2023, our cash and cash equivalents totaled $78.0 million. Additionally, we had $105.8 million of available-for-sale marketable securities as of March 31, 2023, which mature over the next 2 years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through 2025. However, completion of a Phase 2 trial, with or without an expansion to Phase 3, will likely require us to raise capital in an amount sufficient to extend our cash runway into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, nonclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancellable by us after giving a certain amount of notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(10,175)	$(8,299)
Net cash used in investing activities	(41,927)	(5,099)
Net change in cash and cash equivalents	$(52,102)	$(13,398)
Operating Activities
Net cash used in operating activities increased by $1.9 million to $10.2 million for the three months ended March 31, 2023 from $8.3 million for the three months ended March 31, 2022. Net loss, adjusted for non-cash expenses such as depreciation, stock-based compensation and amortization and accretion on marketable securities, resulted in a net decrease of $1.9 million as compared to the prior period. Working capital changes, such as increases in cash provided from accrued clinical trial expenses of $2.2 million and accrued expenses and other current liabilities of $1.2 million, were offset by increases in cash used for prepaid expenses and other current assets of $2.3 million and accounts payable of $1.0 million.
Investing Activities
Cash used in investing activities increased by $36.8 million to $41.9 million for the three months ended March 31, 2023 from $5.1 million for the three months ended March 31, 2022, and was due to an increase in purchases of marketable securities of $43.0 million; partially offset by an increase in maturities and sales of marketable securities of $6.2 million.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. Furthermore, we have and expect to incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of ACU193 or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, this would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. As a result, we expect that we will need to obtain substantial additional funding in connection with our future operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses incurred during the reporting periods. Our estimates and assumptions are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
On June 30, 2021, our Registration Statement on Form S-1, as amended (File No. 333-256945), was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 11,499,998 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. BofA Securities, Inc, Credit Suisse Securities (USA) LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint lead book-running managers and UBS Securities LLC also acted as a book-running manager for the offering.
The IPO closed on July 6, 2021 with respect to 9,999,999 shares of common stock. On July 8, 2021, the offering closed with respect to an additional 1,499,999 shares purchased by the underwriters pursuant to the underwriters’ option to purchase additional shares. The aggregate net proceeds from our IPO, after underwriting discounts and commissions, and other offering expenses of $15.4 million, were $168.6 million. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 2, 2021.
(c)Issuer Purchases of Equity Securities
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

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 15, 2023).

10.1*+	Amended and Restated Executive Employment Agreement, by and between the Registrant and Derek Meisner.

10.2
Sales Agreement, dated as of July 1, 2022, by and among the Company, BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266004), filed with the Securities and Exchange Commission on July 1, 2022.

10.3
Amendment No. 1 to the Sales Agreement, dated April 26, 2023, by and among the Company, BofA Securities, Inc., Stifel, Nicolaus & Company, Incorporated and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001- 40551), filed with the Securities and Exchange Commission on April 27, 2023).

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

ACUMEN PHARMACEUTICALS, INC.

Date: May 9, 2023	By:	/s/ Daniel O’Connell
Daniel O’Connell
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)