Form 10-Q
period 2023-06-30
Acumen Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 57,868,512 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77,248	$130,101
Marketable securities, short-term	67,633	47,504
Prepaid expenses and other current assets	4,657	2,724
Total current assets	149,538	180,329
Marketable securities, long-term	27,311	15,837
Property and equipment, net	136	165
Deferred offering costs	183	—
Right-of-use asset	29	105
Other assets	208	151
Total assets	$177,405	$196,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,026	$1,640
Accrued clinical trial expenses	4,102	2,717
Accrued expenses and other current liabilities	2,374	3,350
Operating lease liability	29	105
Total current liabilities	8,531	7,812
Total liabilities	8,531	7,812
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized and 41,025,062 shares issued and outstanding as of June 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	362,860	359,949
Accumulated deficit	(193,344)	(170,427)
Accumulated other comprehensive loss	(646)	(751)
Total stockholders’ equity	168,874	188,775
Total liabilities and stockholders’ equity	$177,405	$196,587
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$9,133	$7,321	$17,846	$13,306
General and administrative	4,345	3,090	8,767	6,312
Total operating expenses	13,478	10,411	26,613	19,618
Loss from operations	(13,478)	(10,411)	(26,613)	(19,618)
Other income (expense)
Interest income, net	1,884	260	3,716	337
Other income (expense), net	(16)	—	(20)	1
Total other income	1,868	260	3,696	338
Net loss	(11,610)	(10,151)	(22,917)	(19,280)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	(122)	(151)	105	(734)
Comprehensive loss	$(11,732)	$(10,302)	$(22,812)	$(20,014)
Net loss per common share, basic and diluted	$(0.28)	$(0.25)	$(0.56)	$(0.48)
Weighted-average shares outstanding, basic and diluted	41,025,062	40,497,087	41,025,062	40,485,244
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	41,025,062	$4	$361,339	$(181,734)	$(524)	$179,085
Unrealized gain on marketable securities	—	—	—	—	(122)	(122)
Stock-based compensation	—	—	1,521	—	—	1,521
Net loss	—	—	—	(11,610)	—	(11,610)
Balance as of June 30, 2023	41,025,062	$4	$362,860	$(193,344)	$(646)	$168,874
For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	40,473,270	$4	$353,599	$(136,700)	$(814)	$216,089
Unrealized loss on marketable securities	—	—	—	—	(151)	(151)
Stock options exercised for cash	23,242	—	17	—	—	17
Cashless stock options exercise	4,746	—	—	—	—	—
Stock-based compensation	—	—	715	—	—	715
Net loss	—	—	—	(10,151)	—	(10,151)
Balance as of June 30, 2022	40,501,258	$4	$354,331	$(146,851)	$(965)	$206,519
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	41,025,062	$4	$359,949	$(170,427)	$(751)	$188,775
Unrealized gain on marketable securities	—	—	—	—	105	105
Stock-based compensation	—	—	2,911	—	—	2,911
Net loss	—	—	—	(22,917)	—	(22,917)
Balance as of June 30, 2023	41,025,062	$4	$362,860	$(193,344)	$(646)	$168,874
For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183
Unrealized loss on marketable securities	—	—	—	—	(734)	(734)
Stock options exercised for cash	23,242	—	17	—	—	17
Cashless stock options exercise	4,746	—	—	—	—	—
Stock-based compensation	—	—	1,333	—	—	1,333
Net loss	—	—	—	(19,280)	—	(19,280)
Balance as of June 30, 2022	40,501,258	$4	$354,331	$(146,851)	$(965)	$206,519
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(22,917)	$(19,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	10
Stock-based compensation expense	2,911	1,333
Amortization of premiums and accretion of discounts on marketable securities, net	(634)	384
Amortization of right-of-use asset	76	66
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,933)	3,282
Other assets	(57)	(92)
Accounts payable	384	580
Accrued clinical trial expenses	1,385	448
Operating lease liability	(76)	(66)
Accrued expenses and other current liabilities	(1,013)	(1,432)
Net cash used in operating activities	(21,845)	(14,767)
Cash flows from investing activities
Purchases of marketable securities	(52,131)	(12,129)
Proceeds from maturities and sales of marketable securities	21,268	15,860
Purchases of property and equipment	—	(45)
Net cash provided by (used in) investing activities	(30,863)	3,686
Cash flows from financing activities
Payments for deferred offering costs	(145)	(31)
Proceeds from exercise of stock options	—	17
Net cash used in financing activities	(145)	(14)
Net change in cash and cash equivalents	(52,853)	(11,095)
Cash and cash equivalents at the beginning of the period	130,101	122,162
Cash and cash equivalents at the end of the period	$77,248	$111,067
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs in accrued expenses and other current liabilities	$36	$207
Deferred offering costs in accounts payable	$2	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$233
Purchases of property and equipment in accounts payable	$—	$42
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as primary toxins involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, ACU193, through clinical development following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology) that were announced in July 2023. ACU193 is a recombinant humanized immunoglobulin gamma 2 (“IgG2”) monoclonal antibody (“mAb”) that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
The Company is subject to the uncertainty of whether the Company’s intellectual property will develop into successful commercial products.
Public Offering
On July 21, 2023, the Company issued 16,774,193 shares of its common stock, $0.0001 par value per share (“Common Stock”), in a public offering (the “Offering”) at a price to the public of $7.75 per share. The aggregate estimated net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses are $122.2 million. In addition, the Company granted the underwriters an option to purchase up to an additional 2,516,128 shares of Common Stock at the public offering price less underwriting discounts and commissions, which the underwriters have until August 17, 2023 to exercise.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $193.3 million and $170.4 million, respectively, and working capital of $141.0 million and $172.5 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
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
The Company initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which the Company named “INTERCEPT-AD.” This trial enrolled 65 patients with “early AD.” INTERCEPT-AD is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD. Topline results were announced in July 2023.

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
Stock-based Compensation
The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant date fair value of the awards and actual forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of complex assumptions including the fair value of the Common Stock, expected volatility, risk-free interest rate, expected dividends, and the expected term of the option. The fair value of restricted stock units is the closing market price of the Common Stock on the date of the grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the statements of operations and comprehensive loss based upon the

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
respective employee’s or non-employee’s role within the Company. Forfeitures are recorded as they occur. See also Note 8. Stock-based Compensation below.
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
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$45,410	$—	$(238)	$45,172
Asset-backed securities	3,002	—	(29)	2,973
U.S. treasury securities	19,609	—	(121)	19,488
Total available-for-sale securities, short-term	68,021	—	(388)	67,633
Available-for-sale securities, long-term
Corporate debt securities	27,569	—	(258)	27,311
Total available-for-sale securities, long-term	27,569	—	(258)	27,311
Total available-for-sale securities	$95,590	$—	$(646)	$94,944

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$30,174	$—	$(249)	$29,925
Asset-backed securities	3,006	—	(102)	2,904
U.S. treasury securities	15,032	—	(357)	14,675
Total available-for-sale securities, short-term	48,212	—	(708)	47,504
Available-for-sale securities, long-term
Corporate debt securities	15,880	—	(43)	15,837
Total available-for-sale securities, long-term	15,880	—	(43)	15,837
Total available-for-sale securities	$64,092	$—	$(751)	$63,341
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of available-for-sale marketable securities with unrealized losses, which have

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
been segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months.

	June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$65,895	$(449)	$5,609	$(47)	$71,504	$(496)
Asset-backed securities	—	—	2,973	(29)	2,973	(29)
U.S. treasury securities	7,577	(26)	11,910	(95)	19,487	(121)
Total	$73,472	$(475)	$20,492	$(171)	$93,964	$(646)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$29,515	$(58)	$16,247	$(234)	$45,762	$(292)
Asset-backed securities	—	—	2,904	(102)	2,904	(102)
U.S. treasury securities	3,026	(7)	11,649	(350)	14,675	(357)
Total	$32,541	$(65)	$30,800	$(686)	$63,341	$(751)
As of June 30, 2023, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within less than two years. As noted in the table above, certain of the Company’s available-for-sale marketable securities as of June 30, 2023 have been in an unrealized loss position for more than 12 months; however, those losses were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no credit losses were recognized on these securities during the three and six months ended June 30, 2023. There were no realized gains or losses for the three and six months ended June 30, 2023 and 2022. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$75,423	$—	$—	$75,423
Marketable securities
Corporate debt securities	—	72,483	—	72,483
Asset-backed securities	—	2,973	—	2,973
U.S. treasury securities	—	19,488	—	19,488
Total fair value	$75,423	$94,944	$—	$170,367

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
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid raw materials	$2,678	$199
Research and development service agreements	1,509	1,077
Dues and subscriptions	227	105
Prepaid insurance	35	1,106
Other	208	237
Total prepaid expenses and other current assets	$4,657	$2,724
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Compensation and other employee liabilities	$1,365	$2,008
Research and development	904	1,211
Legal	85	—
Other	20	131
Total accrued expenses and other current liabilities	$2,374	$3,350

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
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of June 30, 2023, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as Common Stock. Each share of Common Stock is entitled to one voting right.
Shelf Registration and Equity Offerings
On July 1, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agents, pursuant to which the Company may issue and sell shares of Common Stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program (the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, the Company entered into an amendment to the Sales Agreement (as amended, the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as a sales agent under the Amended Sales Agreement (BTIG, together with BofA and Stifel, the “Sales Agents”). Pursuant to the Amended Sales Agreement, the Company will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Common Stock. The Company is not obligated to make any sales of shares of Common Stock under the ATM. The Company did not sell any shares of its Common Stock under the ATM during the six months ended June 30, 2023.
On July 21, 2023, the Company issued 16,774,193 shares of Common Stock in the Offering for estimated net proceeds of $122.2 million. See Note 1. Description of Organization and Business Operations.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of June 30, 2023, there were 3,324,116 options outstanding under the 2013 Plan.
Initially, the maximum number of shares of Common Stock that may be issued under the 2021 Plan was 7,698,282 shares, which is the sum of (1) 3,550,000 new shares, plus (2) 667,104 shares that remained available for issuance under the

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Company’s 2013 Plan at the time the 2021 Plan became effective, plus (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2013 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement, are settled in cash, are forfeited or repurchased because of the failure to vest, or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price in accordance with the terms of the 2013 Plan. In addition, the number of shares of Common Stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of Common Stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. On January 1, 2023, the Board increased the number of shares of Common Stock reserved for issuance under the 2021 Plan by 2,051,253 shares.
The maximum number of shares of Common Stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of June 30, 2023, 11,773,198 shares were authorized for issuance under the 2021 Plan and 3,905,390 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$1,058	$510	$2,016	$962
Research and development	463	205	895	371
Total stock-based compensation	$1,521	$715	$2,911	$1,333
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the six months ended June 30, 2023 and 2022 with the following weighted average assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.47% - 4.13%	1.71% - 3.38%
Expected term (in years)	5.5 - 6.1	5.8 - 6.1
Expected volatility	90%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and 2022, was $4.46 per share and $3.58 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a 10-year contractual term. During the six months ended June 30, 2023, the Company also issued option awards to its Board that vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and also have a 10-year term. The Company became publicly traded in July 2021 and lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	5,610,893	$3.36
Granted	1,793,600	$5.90
Forfeited	(12,000)	$3.23
Expired	(2,104)	$22.39
Outstanding at June 30, 2023	7,390,389	$3.97	8.1	$12,580
Vested and exercisable at June 30, 2023	3,285,716	$2.80	7.2	$8,819
As of June 30, 2023, total unrecognized compensation costs related to unvested stock option awards was approximately $14.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
Restricted Stock Units
In January 2023, the Company granted a restricted stock unit (“RSU”) award to each of its then current employees. These RSU awards vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	—	$—
Granted	328,500	$6.11
Unvested at June 30, 2023	328,500	$6.11
As of June 30, 2023, total unrecognized compensation costs related to unvested RSUs was approximately $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of Common Stock, became effective on June 30, 2021. A total of 375,000 shares of Common Stock were initially reserved for sale under the ESPP. The number of shares of Common Stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 and through January 1, 2031, by the lesser of (1) 1% of the total number of shares of Common Stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2023, the Board increased the number of shares of Common Stock reserved for issuance under the ESPP by 410,251 shares. As of June 30, 2023, there are a total of 1,189,983 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP.
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

	Six Months Ended June 30,
	2023	2022
Shares issuable upon exercise of stock options	7,390,389	5,228,037
Unvested RSUs	328,500	—
Total	7,718,889	5,228,037
NOTE 10. SUBSEQUENT EVENTS
See discussion regarding the July 2023 sale of Common Stock pursuant to the Offering discussed above in Note 1. Description of Organization and Business Operations.

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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as primary toxins involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, ACU193. ACU193 is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
We initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which we named “INTERCEPT-AD.” This trial enrolled 65 participants with “early AD.” INTERCEPT-AD is a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts evaluating patients with early AD. The overall objective of the trial is to evaluate the safety and tolerability of ACU193 and to establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints are focused on safety and immunogenicity. An important safety measure is the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities, or ARIA. Secondary endpoints include pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing and arterial spin labelling with MRI scans (which can be used to assess cerebral blood flow) are included as exploratory measures.
In July 2023, we announced topline results from INTERCEPT-AD, which demonstrated that ACU193 met the primary and secondary objectives of this study in 60 participants with early Alzheimer's disease. Dose levels were 2, 10, 25 and 60 mg/kg for one to three doses administered intravenously.
•An analysis of change in amyloid plaque load, as measured by positron emission tomography, PET, SUVr, demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. ACU193 (60 mg/kg every 4 weeks [Q4W] and 25 mg/kg every 2 weeks [Q2W]) showed a statistically significant reduction in amyloid plaque load as determined by amyloid PET after 6-12 weeks (from baseline to endpoint within cohorts (p = 0.01)). This finding provides evidence that ACU193 is active in the brain.
•ACU193 was well-tolerated throughout the SAD and MAD dose cohorts. Three treatment-emergent serious adverse events were observed after administration of ACU193; all were deemed not related or unlikely related to ACU193. The most common treatment-emergent adverse events from all dose groups combined were ARIA-E (10.4%), ARIA-H (hemorrhage) (8.3%), COVID-19 (6.3%), hypersensitivity (6.3%), bronchitis (4.2%), headache (4.2%), fall (4.2%) and post LP syndrome (4.2%). The overall rate of ARIA-E was 10.4%, which included one case of symptomatic ARIA-E (2.1%). Of note, no apolipoprotein E, or APOE4, homozygote patients exhibited ARIA-E (n=6 treated).
•Pharmacokinetic, or PK, results in CSF demonstrated statistically significant dose proportionality. Serum PK was dose-related without drug accumulation, and CSF PK was dose- and dose-regimen proportional. Levels of ACU193 detected in CSF in all cohorts were in excess of endogenous levels of AßOs reported in CSF. Evidence of treatment emergent immunogenicity was observed; anti-drug antibodies were consistently low titer and preliminary assessment revealed no apparent effect on serum PK. These data support monthly dosing of ACU193.
•Statistically significant, dose-related central target engagement was observed as measured by ACU193-AßO complex, establishing the first target engagement assay developed that is specific to an AßO-targeting antibody. An exposure response relationship (Emax) model revealed near maximal target engagement with repeated dosing at 25 mg/kg and 60 mg/kg.
•Exploratory measures of potential acute drug effects including assessment of cognition, as determined by a computerized cognitive battery, and changes in cerebral blood flow, as determined by arterial spin labelling with magnetic resonance imaging (Siemens MRI), did not show discernible effects from the immediate administration of ACU193. This was not unexpected due to the short duration and small sample size of INTERCEPT-AD. Additional biofluids for assessment of biomarkers of downstream neurodegeneration were collected during the study and analyses are in progress. These results will be presented at a later date and are not expected to show significant changes due to the short duration and small sample size of the trial.
The full results of the INTERCEPT-AD study will be presented at a future medical congress and submitted for publication in a peer-reviewed clinical journal. This data will assist in our plans to further investigate the development of a subcutaneous administration of ACU193. Additionally, an interaction with the U.S. Food and Drug Administration, or FDA, is anticipated in the fourth quarter of 2023 to discuss the trial results to assess next steps for the clinical development of ACU193 and determine the feasibility of and timeline for progressing to a Phase 2/3 clinical study. We plan to initiate the Phase 2 portion of the study in the first half of 2024.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $22.9 million and $19.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $193.3 million and working capital of $141.0 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance ACU193 in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future, late stage clinical development and commercialization of ACU193 or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, this would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution.
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
As of June 30, 2023, we had cash and cash equivalents and marketable securities totaling $172.2 million and we received an additional estimated $122.2 million of net proceeds from the public offering of our common stock on July 21, 2023, or the Offering. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, inclusive of the proceeds received in the Offering, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026 and we expect to achieve multiple clinical milestones during this period. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “—Liquidity and Capital Resources.”
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
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and patent services, investor and public relations, board of directors’ expenses, information technology, franchise taxes, rent, travel expenses and dues and subscriptions.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$9,133	$7,321	$1,812	25%
General and administrative	4,345	3,090	1,255	41%
Total operating expenses	13,478	10,411	3,067	29%
Loss from operations	(13,478)	(10,411)	(3,067)	(29)%
Other income (expense)
Interest income, net	1,884	260	1,624	*
Other expense, net	(16)	—	(16)	*
Total other income	1,868	260	1,608	*
Net loss	$(11,610)	$(10,151)	$(1,459)	(14)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $9.1 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively. The $1.8 million increase was primarily due to increases of $0.9 million in additional personnel expense, including a $0.3 million increase for non-cash stock compensation expense, $0.5 million for consulting costs, $0.3 million for contract manufacturing expenses, $0.2 million for storage costs, $0.1 million for our license agreement and $0.1 million for other miscellaneous expenses; all of which was partially offset by a $0.3 million decrease in other clinical trial expenses.
General and Administrative Expenses
General and administrative expenses were $4.3 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively. The $1.2 million increase was primarily due to increases of $1.2 million in personnel expenses, including a $0.5 million increase for non-cash stock compensation expenses, and $0.2 million in consulting expenses mainly related to business development; partially offset by a reduction of $0.2 million in insurance expense.
Other Income (Expense)
Other income was $1.9 million and $0.3 million for the three months ended June 30, 2023 and 2022, which was primarily related to net interest income on the Company’s portfolio of marketable securities. The $1.6 million increase was primarily due to higher interest rates. Other expense was de minimis for the three months ended June 30, 2023 and 2022.

Results of Operations
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$17,846	$13,306	$4,540	34%
General and administrative	8,767	6,312	2,455	39%
Total operating expenses	26,613	19,618	6,995	36%
Loss from operations	(26,613)	(19,618)	(6,995)	(36)%
Other income (expense)
Interest income, net	3,716	337	3,379	*
Other income (expense), net	(20)	1	(21)	*
Total other income	3,696	338	3,358	*
Net loss	$(22,917)	$(19,280)	$(3,637)	(19)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $17.8 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively. The $4.5 million increase was primarily due to our Phase 1 clinical trial which was initiated in 2021 and nonclinical research and development activity, and includes increases of $2.0 million for CRO costs specifically related to the clinical trial, $2.0 million in personnel costs, including a $0.5 million increase for non-cash stock compensation expenses, $0.5 million for consulting, $0.3 million for license agreement costs, $0.3 million for storage and $0.1 million for travel; all of which were partially offset by decreases of $0.3 million for other contract research expenses, $0.2 million for contract manufacturing and $0.2 million for other clinical trial expenses.
General and Administrative Expenses
General and administrative expenses were $8.8 million and $6.3 million for the six months ended June 30, 2023 and 2022, respectively. The $2.5 million increase was primarily due to increases of $2.4 million in personnel costs, including a $1.1 million increase for non-cash stock compensation expenses, $0.4 million for consulting mainly related to business development and human resources, and $0.1 million for travel; all of which were partially offset by a decrease of $0.4 million for insurance expense.
Other Income (Expense)
Other income was $3.7 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively; which was primarily related to net interest income on the Company’s portfolio of marketable securities. The $3.4 million increase was primarily due to higher interest rates. Other income (expense), net was de minimis during the six months ended June 30, 2023 and 2022.
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

On July 1, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement, or the Sales Agreement, with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated, as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program, or ATM, which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, we entered into an amendment to the Sales Agreement, or, as amended, the Amended Sales Agreement, to add BTIG, LLC as a sales agent under the Amended Sales Agreement. Pursuant to the Amended Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. We did not sell any shares of our common stock under the ATM during the three months ended June 30, 2023.
On July 21, 2023, we issued 16,774,193 shares of our common stock in the Offering at a price to the public of $7.75 per share. The aggregate estimated net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, are $122.2 million. In addition, we granted the underwriters an option to purchase up to an additional 2,516,128 shares of our common stock at the public offering price less underwriting discounts and commissions, which the underwriters have until August 17, 2023 to exercise.
As of June 30, 2023, our cash and cash equivalents totaled $77.2 million. Additionally, we had $94.9 million of available-for-sale marketable securities as of June 30, 2023, which mature over the next 2 years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, inclusive of the proceeds received in the Offering, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026 and we expect to achieve multiple clinical milestones during this period. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(21,845)	$(14,767)
Net cash provided by (used in) investing activities	(30,863)	3,686
Net cash used in financing activities	(145)	(14)
Net change in cash and cash equivalents	$(52,853)	$(11,095)
Operating Activities
Net cash used in operating activities increased by $7.1 million to $21.8 million for the six months ended June 30, 2023 from $14.8 million for the six months ended June 30, 2022. Increased net loss for the six months ended June 30, 2023, adjusted for non-cash expenses such as depreciation, stock-based compensation and amortization and accretion on marketable securities, was responsible for $3.1 million of the increase in cash used as compared to the prior period. Working capital changes, including increases in cash used for prepaid expenses and other current assets of $5.2 million, related primarily to prepaid research and development and raw materials, and accounts payable of $0.2 million were offset by increases in cash provided by accrued clinical trial expenses of $0.9 million and accrued expenses and other current liabilities of $0.4 million.
Investing Activities
Cash used in investing activities increased by $34.5 million to $30.9 million for the six months ended June 30, 2023 from cash provided by investing activities of $3.7 million for the six months ended June 30, 2022, and was primarily due to an increase in purchases of marketable securities of $40.0 million; partially offset by an increase in maturities and sales of marketable securities of $5.4 million.
Financing Activities
Cash used in financing activities increased $0.1 million primarily due to an increase payments for deferred offering costs between the comparable six month periods.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. Furthermore, we have and expect to incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future, late stage clinical development and commercialization of ACU193 or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, this would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. As a result, we expect that we will need to obtain substantial additional funding in connection with our future operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, inclusive of the proceeds received in the Offering, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026 and we expect to achieve multiple clinical milestones during this period. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. Our future capital requirements will depend on many factors, including:
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 8, 2023, we amended and restated our amended and restated employment agreement, or the Second
A&R Employment Agreement, with Eric Siemers, MD, our Chief Medical Officer. Under the Second A&R Employment
Agreement, Dr. Siemers’ annual base salary was increased to $463,400, and he is required to devote substantially all of his business time and attention to the business of the Company. The Second A&R Employment Agreement is otherwise consistent with Dr. Siemers’ previous amended and restated employment agreement, as described in our Current Report on

Form 8-K filed with the SEC on January 3, 2022, which is incorporated by reference herein.

The forgoing description of the Second A&R Employment Agreement is not complete and is qualified in its entirety by reference to the Second A&R Employment Agreement, which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on June 8, 2023).

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 15, 2023).

10.1*+	Amended and Restated Executive Employment Agreement, by and between the Registrant and Eric Siemers, MD.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACUMEN PHARMACEUTICALS, INC.

Date: August 8, 2023	By:	/s/ Daniel O’Connell
Daniel O’Connell
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)