Form 10-Q
period 2023-09-30
Acumen Pharmaceuticals, Inc.
filed 2023-11-13
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, the registrant had 57,910,461 shares of common stock, $0.0001 par value per share, outstanding.

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
•the therapeutic potential of ACU193, including its potential for improved safety and efficacy, as compared to other monoclonal antibodies approved and/or in development;
•the success, cost and timing of our development activities, nonclinical studies and clinical trials;
•the timing and focus of our future clinical trials, and the reporting of data from those trials, including our plans to initiate the Phase 2 portion of a Phase 2/3 clinical trial of ACU193;
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
•our financial performance; and
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2023 (the “Annual Report”), and in our other filings with the SEC.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$94,917	$130,101
Marketable securities, short-term	120,517	47,504
Prepaid expenses and other current assets	3,164	2,724
Total current assets	218,598	180,329
Marketable securities, long-term	67,270	15,837
Restricted cash	189	—
Property and equipment, net	123	165
Right-of-use asset	2	105
Other assets	189	151
Total assets	$286,371	$196,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,362	$1,640
Accrued clinical trial expenses	1,566	2,717
Accrued expenses and other current liabilities	3,168	3,350
Operating lease liability	2	105
Total current liabilities	6,098	7,812
Total liabilities	6,098	7,812
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 57,910,461 and 41,025,062 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	4
Additional paid-in capital	487,077	359,949
Accumulated deficit	(206,301)	(170,427)
Accumulated other comprehensive loss	(509)	(751)
Total stockholders’ equity	280,273	188,775
Total liabilities and stockholders’ equity	$286,371	$196,587
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$11,179	$8,309	$29,025	$21,615
General and administrative	4,860	3,062	13,627	9,374
Total operating expenses	16,039	11,371	42,652	30,989
Loss from operations	(16,039)	(11,371)	(42,652)	(30,989)
Other income (expense)
Interest income, net	3,124	663	6,840	1,000
Other expense, net	(42)	(2)	(62)	(1)
Total other income	3,082	661	6,778	999
Net loss	(12,957)	(10,710)	(35,874)	(29,990)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	137	—	242	(734)
Comprehensive loss	$(12,820)	$(10,710)	$(35,632)	$(30,724)
Net loss per common share, basic and diluted	$(0.24)	$(0.26)	$(0.79)	$(0.74)
Weighted-average shares outstanding, basic and diluted	54,229,630	40,502,860	45,474,953	40,491,181
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	41,025,062	$4	$362,860	$(193,344)	$(646)	$168,874
Issuance of common stock for cash, net of issuance costs of $7,706	16,774,193	2	122,292	—	—	122,294
Stock options exercised for cash	111,206	—	325	—	—	325
Unrealized gain on marketable securities	—	—	—	—	137	137
Stock-based compensation	—	—	1,600	—	—	1,600
Net loss	—	—	—	(12,957)	—	(12,957)
Balance as of September 30, 2023	57,910,461	$6	$487,077	$(206,301)	$(509)	$280,273
For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	40,501,258	$4	$354,331	$(146,851)	$(965)	$206,519
Stock options exercised for cash	1,866	—	2	—	—	2
Stock-based compensation	—	—	840	—	—	840
Net loss	—	—	—	(10,710)	—	(10,710)
Balance as of September 30, 2022	40,503,124	$4	$355,173	$(157,561)	$(965)	$196,651
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	41,025,062	$4	$359,949	$(170,427)	$(751)	$188,775
Issuance of common stock for cash, net of issuance costs of $7,706	16,774,193	2	122,292	—	—	122,294
Stock options exercised for cash	111,206	—	325	—	—	325
Unrealized gain on marketable securities	—	—	—	—	242	242
Stock-based compensation	—	—	4,511	—	—	4,511
Net loss	—	—	—	(35,874)	—	(35,874)
Balance as of September 30, 2023	57,910,461	$6	$487,077	$(206,301)	$(509)	$280,273
For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183
Unrealized loss on marketable securities	—	—	—	—	(734)	(734)
Stock options exercised for cash	25,108	—	19	—	—	19
Cashless stock options exercise	4,746	—	—	—	—	—
Stock-based compensation	—	—	2,173	—	—	2,173
Net loss	—	—	—	(29,990)	—	(29,990)
Balance as of September 30, 2022	40,503,124	$4	$355,173	$(157,561)	$(965)	$196,651
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(35,874)	$(29,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	20
Stock-based compensation expense	4,511	2,173
Amortization of premiums and accretion of discounts on marketable securities, net	(1,344)	575
Amortization of right-of-use asset	103	100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(436)	2,058
Other assets	(38)	(78)
Accounts payable	(278)	996
Accrued clinical trial expenses	(1,151)	1,358
Operating lease liability	(103)	(100)
Accrued expenses and other current liabilities	(182)	(1,062)
Net cash used in operating activities	(34,750)	(23,950)
Cash flows from investing activities
Purchases of marketable securities	(178,857)	(12,129)
Proceeds from maturities and sales of marketable securities	55,997	71,860
Proceeds from sale of property and equipment	3	—
Purchases of property and equipment	(7)	(126)
Net cash provided by (used in) investing activities	(122,864)	59,605
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	122,294	—
Proceeds from exercise of stock options	325	19
Payments for deferred offering costs	—	(296)
Net cash provided by (used in) financing activities	122,619	(277)
Net change in cash and cash equivalents and restricted cash	(34,995)	35,378
Cash and cash equivalents and restricted cash at the beginning of the period	130,101	122,162
Cash and cash equivalents and restricted cash at the end of the period	$95,106	$157,540
Supplemental disclosure of noncash investing and financing activities
Proceeds from sale of property and equipment in other current assets	$4	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$233
Deferred offering costs in accrued expenses and other current liabilities	$—	$41
Reconciliation of cash, cash equivalents and restricted cash to the condensed balance sheets
Cash and cash equivalents	$94,917	$157,540
Restricted cash	189	—
Total cash, cash equivalents and restricted cash	$95,106	$157,540
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
Public Offering
On July 21, 2023, the Company issued 16,774,193 shares of its common stock, $0.0001 par value per share (“Common Stock”), in a public offering (the “Offering”) at a price to the public of $7.75 per share. The aggregate net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $122.3 million.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $206.3 million and $170.4 million, respectively, and working capital of $212.5 million and $172.5 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
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
The Company initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which the Company named “INTERCEPT-AD.” This trial enrolled 65 patients with “early AD.” INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD. Topline results were announced in July 2023. The Company plans to initiate a Phase 2 portion of a Phase 2/3 clinical trial of ACU193 in the first half of 2024.

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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $94.6 million and $129.1 million in cash equivalents as of September 30, 2023 and December 31, 2022, respectively.
Restricted cash consists of deposited cash collateral for the Company’s corporate credit card program.
Stock-based Compensation
The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant date fair value of the awards and actual forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of complex assumptions including the fair value of the Common Stock, expected volatility, risk-free interest rate, expected dividends, and the expected term of the option. The fair value of restricted stock units is the closing market price of the Common Stock on the date of the grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the statements of operations and comprehensive loss based upon the respective employee’s or non-employee’s role within the Company. Forfeitures are recorded as they occur. See also Note 8. Stock-based Compensation below.
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
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$88,459	$14	$(239)	$88,234
Government and agency - U.S.	32,302	2	(21)	32,283
Total available-for-sale securities, short-term	120,761	16	(260)	120,517
Available-for-sale securities, long-term
Corporate debt securities	52,605	7	(258)	52,354
Government and agency - U.S.	14,934	—	(18)	14,916
Total available-for-sale securities, long-term	67,539	7	(276)	67,270
Total available-for-sale securities	$188,300	$23	$(536)	$187,787

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$30,174	$—	$(249)	$29,925
Asset-backed securities	3,006	—	(102)	2,904
Government and agency - U.S.	15,032	—	(357)	14,675
Total available-for-sale securities, short-term	48,212	—	(708)	47,504
Available-for-sale securities, long-term
Corporate debt securities	15,880	—	(43)	15,837
Total available-for-sale securities, long-term	15,880	—	(43)	15,837
Total available-for-sale securities	$64,092	$—	$(751)	$63,341

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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

	September 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$119,250	$(497)	$—	$—	$119,250	$(497)
Government and agency - U.S.	27,393	(39)	—	—	27,393	(39)
Total	$146,643	$(536)	$—	$—	$146,643	$(536)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$29,515	$(58)	$16,247	$(234)	$45,762	$(292)
Asset-backed securities	—	—	2,904	(102)	2,904	(102)
Government and agency - U.S.	3,026	(7)	11,649	(350)	14,675	(357)
Total	$32,541	$(65)	$30,800	$(686)	$63,341	$(751)
As of September 30, 2023, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within less than two years. As noted in the table above, none of the Company’s available-for-sale marketable securities as of September 30, 2023 have been in an unrealized loss position for more than 12 months. No credit losses were recognized on the Company’s available-for-sale securities during the three and nine months ended September 30, 2023. There were no realized gains or losses for the three and nine months ended September 30, 2023 and 2022. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$64,760	$—	$—	$64,760
Government and agency - U.S.	—	29,877	—	29,877
Marketable securities
Corporate debt securities	—	140,588	—	140,588
Government and agency - U.S.	—	47,199	—	47,199
Total fair value	$64,760	$217,664	$—	$282,424

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2022
Assets included in:
Cash and cash equivalents
Money market securities	$129,100	$—	$—	$129,100
Marketable securities
Corporate debt securities	—	45,762	—	45,762
Asset-backed securities	—	2,904	—	2,904
Government and agency - U.S.	—	14,675	—	14,675
Total fair value	$129,100	$63,341	$—	$192,441
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
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development service agreements	$1,534	$1,077
Prepaid insurance	1,216	1,106
Dues and subscriptions	166	105
Prepaid raw materials	67	199
Other	181	237
Total prepaid expenses and other current assets	$3,164	$2,724
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation and other employee liabilities	$2,054	$2,008
Research and development	1,015	1,211
Legal	18	—
Other	81	131
Total accrued expenses and other current liabilities	$3,168	$3,350

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
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of September 30, 2023, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as Common Stock. Each share of Common Stock is entitled to one voting right.
Shelf Registration and Equity Offerings
On July 1, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agents, pursuant to which the Company may issue and sell shares of Common Stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program (the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, the Company entered into an amendment to the Sales Agreement (as amended, the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as a sales agent under the Amended Sales Agreement (BTIG, together with BofA and Stifel, the “Sales Agents”). Pursuant to the Amended Sales Agreement, the Company will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Common Stock. The Company is not obligated to make any sales of shares of Common Stock under the ATM. The Company did not sell any shares of its Common Stock under the ATM during the nine months ended September 30, 2023.
On July 21, 2023, the Company issued 16,774,193 shares of Common Stock in the Offering for net proceeds of $122.3 million. See Note 1. Description of Organization and Business Operations.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of September 30, 2023, there were 3,231,274 options outstanding under the 2013 Plan.
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
The maximum number of shares of Common Stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of September 30, 2023, 11,773,198 shares were authorized for issuance under the 2021 Plan and 3,798,530 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$1,127	$563	$3,143	$1,525
Research and development	473	277	1,368	648
Total stock-based compensation	$1,600	$840	$4,511	$2,173
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the nine months ended September 30, 2023 and 2022 with the following weighted average assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.47% - 4.43%	1.71% - 4.17%
Expected term (in years)	5.5 - 6.1	5.8 - 6.1
Expected volatility	90% - 98%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022, was $4.53 per share and $3.77 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a 10-year contractual term. During the nine months ended September 30, 2023, the Company also issued option awards to its Board that vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and also have a 10-year term. The Company became publicly traded in July 2021 and lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	5,610,893	$3.36
Granted	1,921,200	$5.96
Exercised	(111,206)	$2.92
Forfeited	(14,489)	$2.88
Expired	(6,251)	$8.33
Outstanding at September 30, 2023	7,400,147	$4.04	7.9	$9,907
Vested and exercisable at September 30, 2023	3,621,345	$3.02	7.2	$7,432
As of September 30, 2023, total unrecognized compensation costs related to unvested stock option awards was approximately $13.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
Restricted Stock Units
In January 2023, the Company granted a restricted stock unit (“RSU”) award to each of its then current employees. These RSU awards vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	—	$—
Granted	328,500	$6.11
Unvested at September 30, 2023	328,500	$6.11
As of September 30, 2023, total unrecognized compensation costs related to unvested RSUs was approximately $1.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of Common Stock, became effective on June 30, 2021. A total of 375,000 shares of Common Stock were initially reserved for sale under the ESPP. The number of shares of Common Stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 and through January 1, 2031, by the lesser of (1) 1% of the total number of shares of Common Stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2023, the Board increased the number of shares of Common Stock reserved for issuance under the ESPP by 410,251 shares. As of September 30, 2023, there are a total of 1,189,983 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP.
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

	Nine Months Ended September 30,
	2023	2022
Shares issuable upon exercise of stock options	7,400,147	5,655,948
Unvested RSUs	328,500	—
Total	7,728,647	5,655,948
NOTE 10. SUBSEQUENT EVENTS
On November 5, 2023, the Company entered into a Non-exclusive Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”).
Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s ENHANZE® drug delivery technology for the development of a subcutaneous formulation of ACU193 (such combination, the “Product”). Halozyme will also be the Company’s exclusive supplier of clinical and commercial supplies of the API for Halozyme’s PH20 product.
The Company will make a seven figure upfront payment for the license to Halozyme’s technology. Additionally, the Company will make milestone payments tied to achievement of certain development and commercialization milestone events with respect to the Product, as well as milestone payments based on achievement of certain net sales levels of the Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Product.
On November 10, 2023 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), K2 HealthVentures LLC (“K2HV”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded on the Closing Date and a subsequent second tranche of up to $20.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders. The Term Loan matures on November 1, 2027, provided, that the maturity date may be extended to November 1, 2028 if the Company achieves certain other financing milestones.
The obligations of the Company under the Loan Agreement are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property.
The Term Loan bears a variable interest rate equal to the greater of (i) 9.65% and (ii) the sum of (a) the Prime Rate as reported in the Wall Street Journal plus (b) 1.15%. The Company may prepay, at its option, all, or a portion of the Term Loan then outstanding plus the accrued and unpaid interest on the portion of principal so repaid, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements.
The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $2.5 million in principal amount, into shares of the Company’s common stock (the “Conversion Shares”), at a conversion price of $2.53 per share, subject to certain beneficial ownership limitations.
In addition, under the Loan Agreement, the Company issued to K2HV a warrant to purchase up to 730,769 shares of the Company’s common stock at an exercise price of $1.95 per share.

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
We initiated a Phase 1 clinical trial of ACU193 in the second quarter of 2021, which we named “INTERCEPT-AD.” This trial enrolled 65 participants with “early AD.” INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts evaluating patients with early AD. The overall objective of the trial was to evaluate the safety and tolerability of ACU193 and to establish clinical proof of mechanism of ACU193 administered intravenously. The primary trial endpoints were focused on safety and immunogenicity. An important safety measure was the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities, or ARIA. Secondary endpoints included pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of ACU193 bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing and arterial spin labelling with MRI scans (which can be used to assess cerebral blood flow) were included as exploratory measures.
In July 2023, we announced topline results from INTERCEPT-AD, which demonstrated that ACU193 met the primary and secondary objectives of this study in 60 participants with early Alzheimer’s disease. Dose levels were 2, 10, 25 and 60 mg/kg for one to three doses administered intravenously.
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
•Additional biofluids for assessment of biomarkers of downstream neurodegeneration were collected during the study. Analyses of plasma biomarker samples are in progress. CSF biomarker data shows an observed dose dependent trend in the multiple ascending dose cohorts toward drug effect in CSF levels that ACU193 had on p-tau181, total tau, neurogranin and the Aß-42/40 ratio. At the 60 mg/kg Q4W dose of ACU193, nominally statistically significant improvements in neurogranin and p-tau181 were observed as compared to the placebo group (p=0.037 and p=0.049, respectively). Nominally significant correlation was also observed between target engagement of AßOs and change in CSF neurogranin across all doses, and a trend was seen for change in target engagement versus CSF p-tau181.
Additional data from the INTERCEPT-AD study were presented at the 2023 Clinical Trials on Alzheimer’s Disease and have been submitted for publication in a peer-reviewed clinical journal.
Additionally, we interacted with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2023 to assess the next steps for the clinical development of ACU193, and determine the feasibility of and timeline for progressing to a Phase 2/3 clinical study. The FDA had no objection to Acumen progressing to a Phase 2/3 clinical study, and we plan to initiate the Phase 2 portion of the study in the first half of 2024. In alignment with the guidance from the FDA, and as a means to avoid bias and protect the study’s integrity, the timing of and data from the interim readouts of Phase 2 will not be publicly disclosed.
Earlier this year, we completed drug formulation studies to confirm that we can concentrate ACU193 to a level that enables subcutaneous administration. On November 5, 2023, we entered into a Non-exclusive Collaboration and License Agreement, or the Halozyme License Agreement, with Halozyme, Inc., or Halozyme. Under the terms of the Halozyme License Agreement, Halozyme granted us a non-exclusive license to Halozyme’s ENHANZE® drug delivery technology for the development of a subcutaneous formulation of ACU193. Halozyme will also be our exclusive supplier of clinical and commercial supplies of the API for Halozyme’s PH20 product.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $35.9 million and $30.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $206.3 million and working capital of $212.5 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance ACU193 in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future, late stage clinical development and commercialization of ACU193 or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, this would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution.
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
As of September 30, 2023, we had cash and cash equivalents and marketable securities totaling $282.7 million. On November 10, 2023, we received the first tranche of $30.0 million under our Loan and Security Agreement with K2 HealthVentures LLC, or the Loan Agreement. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, inclusive of the funds received pursuant to the Loan Agreement, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “—Liquidity and Capital Resources.”
Components of Results of Operations
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development costs primarily consist of direct costs associated with consultants and materials, biologic storage, third party contract research organization, or CRO, costs and contract manufacturing organization, or CMO, expenses, and salaries and other personnel-related expenses. Research and development costs are expensed as incurred. More specifically, these costs include:
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
As we currently only have one product candidate, ACU193, in development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 22% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial for our ACU193 program in 2021. We expect that our research and development expenses will increase substantially in connection with our clinical development activities for our ACU193 program.
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
Other Income (Expense)
Other income (expense) primarily includes interest income, net and other expense, net. Following both our initial public offering, or IPO, and the public offering we completed on July 21, 2023, or the Offering, we made investments in marketable securities and the interest income earned, as well as the amortization and accretion of premiums and discounts are recorded in interest income, net. Other expense, net generally consists of fees incurred on our investments in marketable securities partially offset by sublease income.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$11,179	$8,309	$2,870	35%
General and administrative	4,860	3,062	1,798	59%
Total operating expenses	16,039	11,371	4,668	41%
Loss from operations	(16,039)	(11,371)	(4,668)	(41)%
Other income (expense)
Interest income, net	3,124	663	2,461	*
Other expense, net	(42)	(2)	(40)	*
Total other income	3,082	661	2,421	*
Net loss	$(12,957)	$(10,710)	$(2,247)	(21)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $11.2 million and $8.3 million for the three months ended September 30, 2023 and 2022, respectively. The $2.9 million increase was primarily due to increases of $1.8 million for materials, $1.0 million for consulting costs, $0.6 million in additional personnel expense, including a $0.2 million increase for non-cash stock compensation expense, $0.2 million for storage, shipping and packaging costs and $0.2 million for other miscellaneous, net; all of which were partially offset by decreases of $0.6 million for CRO costs and $0.3 million for other clinical trial expenses. The decrease in CRO costs was primarily driven by the completion of our Phase 1 trial, resulting in lower expenses that were only partially offset by the costs incurred during the current planning phase for our upcoming Phase 2 clinical trial, which is expected to begin in the first half of 2024.
General and Administrative Expenses
General and administrative expenses were $4.9 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. The $1.8 million increase was primarily due to increases of $1.1 million in personnel expenses, including a $0.6 million increase for non-cash stock compensation expenses, $0.4 million in consulting expenses mainly related to business development and financial consultants, $0.4 million for professional fees associated with legal expenses and patent services, and $0.1 million for audit fees; all of which were partially offset by a decrease of $0.2 million for insurance expense.
Other Income (Expense)
Other income was $3.1 million and $0.7 million for the three months ended September 30, 2023 and 2022, which was primarily related to net interest income on our portfolio of marketable securities. The $2.5 million increase in interest income was mainly due to higher interest rates, but our increased investment in marketable securities following the Offering also contributed. Other expense, net increased as a result of both higher fees on our marketable securities investments and a reduction in sublease income during the three months ended September 30, 2023.
Results of Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$29,025	$21,615	$7,410	34%
General and administrative	13,627	9,374	4,253	45%
Total operating expenses	42,652	30,989	11,663	38%
Loss from operations	(42,652)	(30,989)	(11,663)	(38)%
Other income (expense)
Interest income, net	6,840	1,000	5,840	*
Other expense, net	(62)	(1)	(61)	*
Total other income	6,778	999	5,779	*
Net loss	$(35,874)	$(29,990)	$(5,884)	(20)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $29.0 million and $21.6 million for the nine months ended September 30, 2023 and 2022, respectively. The $7.4 million increase in research and development expenses was primarily due to $2.6 million for higher personnel costs, which included a $0.7 million increase for non-cash stock compensation expenses, a $2.2 million increase related to services provided by research and development contractors and consultants, increases of $1.4 million for CRO costs, as well as $0.7 million for materials, $0.5 million for storage, shipping and packaging, and $0.4 million for license agreement costs; all of which were partially offset by a decrease of $0.4 million for other clinical trial expenses. The increase in CRO costs of $1.4 million was primarily due to $2.3 million of costs incurred associated with planning for our anticipated Phase 2 clinical trial, which we expect to begin in the first half of 2024, and such expenses were partially offset by a $0.9 million decrease in CRO costs associated with our Phase 1 clinical trial, which was initiated in 2021 and for which topline results were announced in July 2023.
General and Administrative Expenses
General and administrative expenses were $13.6 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively. The $4.3 million increase was primarily due to increases of $3.5 million in personnel costs, including a $1.6 million increase for non-cash stock compensation expenses, $0.7 million for consulting expenses mainly related to business development, human resources and marketing, $0.5 million for professional fees associated with patent services, audit and tax, legal expenses and public relations costs and $0.1 million for computer hardware and software licenses and $0.1 million for travel; all of which were partially offset by a decrease of $0.6 million for insurance expense.

Other Income (Expense)
Other income was $6.8 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively; which was primarily related to net interest income on our portfolio of marketable securities. The $5.8 million increase in interest income was primarily due to higher interest rates, but our increased investment in marketable securities following the Offering also contributed. Other expense, net increased as a result of both higher fees on our marketable securities investments and a reduction in sublease income during the nine months ended September 30, 2023.
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
On July 1, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement, or the Sales Agreement, with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated, as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program, or ATM, which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, we entered into an amendment to the Sales Agreement, or, as amended, the Amended Sales Agreement, to add BTIG, LLC as a sales agent under the Amended Sales Agreement. Pursuant to the Amended Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM. We did not sell any shares of our common stock under the ATM during the nine months ended September 30, 2023.
On July 21, 2023, we issued 16,774,193 shares of our common stock in the Offering at a price to the public of $7.75 per share. The net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $122.3 million.
As of September 30, 2023, we had cash and cash equivalents and marketable securities totaling $282.7 million. On November 10, 2023, we received the first tranche of $30.0 million under the Loan Agreement. Our available-for-sale marketable securities mature over the next 2 years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, inclusive of the funds received pursuant to the Loan Agreement, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(34,750)	$(23,950)
Net cash provided by (used in) investing activities	(122,864)	59,605
Net cash provided by (used in) financing activities	122,619	(277)
Net change in cash and cash equivalents	$(34,995)	$35,378

Operating Activities
Net cash used in operating activities increased by $10.8 million to $34.8 million for the nine months ended September 30, 2023 from $24.0 million for the nine months ended September 30, 2022. Increased net loss for the nine months ended September 30, 2023, adjusted for non-cash expenses such as stock-based compensation and amortization and accretion on marketable securities, was responsible for $5.4 million of the increase in cash used as compared to the prior period. Working capital changes, including increases in cash used for prepaid expenses and other current assets of $2.5 million, related primarily to advances for research and development, accrued clinical trial expenses of $2.5 million and accounts payable of $1.3 million, were partially offset by increases in cash provided by accrued expenses and other current liabilities of $0.9 million.
Investing Activities
Cash used in investing activities increased by $182.5 million to $122.9 million for the nine months ended September 30, 2023 from cash provided by investing activities of $59.6 million for the nine months ended September 30, 2022, and was primarily due to an increase in purchases of marketable securities of $166.7 million and a decrease in maturities of marketable securities of $15.9 million; partially offset by a decrease of $0.1 million for purchases of property and equipment.
Financing Activities
Cash provided by financing activities increased $122.9 million primarily due to net proceeds of $122.3 million from the Offering.
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
Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, inclusive of the funds received pursuant to the Loan Agreement, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. Our future capital requirements will depend on many factors, including:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 10, 2023 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), K2 HealthVentures LLC (“K2HV”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $50.0 million principal in term loans (the “Term Loan”) consisting of a first tranche of $30.0 million funded on the Closing Date and a subsequent second tranche of up to $20.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. The Term Loan matures on November 1, 2027; provided, that the maturity date may be extended to November 1, 2028 if we achieve certain other financing milestones.
Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding our intellectual property.
The Term Loan bears a variable interest rate equal to the greater of (i) 9.65% and (ii) the sum of (a) the Prime Rate as reported in the Wall Street Journal plus (b) 1.15%. We may prepay, at our option, all, or a portion of the Term Loan then outstanding plus the accrued and unpaid interest on the portion of principal so repaid, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements.
The Lenders may elect at any time following the Closing Date and prior to the full repayment of the Term Loan to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $2.5 million in principal amount, into shares of the Company’s common stock (the “Conversion Shares”), at a conversion price of $2.53 per share, subject to certain beneficial ownership limitations.
The proceeds of borrowings under the Loan Agreement are expected to be used for working capital and general corporate requirements.
The Loan Agreement contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict our ability and the ability of our subsidiaries to, among other things, dispose of assets, make changes to their business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions.
The Loan Agreement contains customary events of default, including a change in control. Upon the occurrence and continuation of an event of default, all amounts due under the Loan Agreement become (in the case of a bankruptcy event), or may become (in the case of all other events of default and at the option of the Administrative Agent), immediately due and payable.
In addition, under the Loan Agreement, we issued to K2HV a warrant to purchase up to 730,769 shares of our common stock at an exercise price of $1.95 per share (the “Warrant”).

The Loan Agreement and the Warrant each provide the Lenders with certain piggyback registration rights with respect to the Conversion Shares and the shares issuable upon exercise of the Warrant.

The foregoing descriptions of the Loan Agreement and the Warrant do not purport to be complete and are qualified in their entirety by reference to the complete text of the Loan Agreement and the Warrant, copies of which the Company expects to include as exhibits to a future periodic report to be filed with the SEC.

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

ACUMEN PHARMACEUTICALS, INC.

Date: November 13, 2023	By:	/s/ Daniel O’Connell
Daniel O’Connell
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)