Form 10-K
period 2023-12-31
Acumen Pharmaceuticals, Inc.
filed 2024-03-26
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s second fiscal quarter, was $134.2 million.
The number of the registrant’s shares of common stock outstanding as of March 20, 2024 was 60,079,778.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of the shareholders, or the 2024 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize sabirnetug, subject to obtaining necessary regulatory approvals;
•the ability of our clinical trials to demonstrate the safety and efficacy of sabirnetug, and other positive results;
•the therapeutic potential of sabirnetug, including its potential for improved safety and efficacy as compared to other monoclonal antibodies approved and or in development, as well as the expectations concerning the INTERCEPT-AD and ALTITUDE-AD clinical trials;
•the success, cost and timing of our development activities, nonclinical studies and clinical trials;
•the structure, timing and focus of our future clinical trials, and the reporting of data from those trials, including our plans to amend the ALTITUDE-AD protocol to change the current Phase 2/3 study to a Phase 2 standalone study, and our plans with respect to the initiation of our planned Phase 2 clinical trial of sabirnetug;
•our plans relating to commercializing sabirnetug, subject to obtaining necessary regulatory approvals;
•our ability to attract and retain key scientific and clinical personnel;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•our reliance on third parties to conduct clinical trials of sabirnetug, and for the manufacture of sabirnetug for nonclinical studies and clinical trials;
•the success of competing therapies that are or may become available;
•our plans and ability to obtain or protect our intellectual property rights, including extensions of existing patent terms where available or the use of data market exclusivity to provide protection from generic or biosimilar versions of our product;
•the scope of protection we are able to establish and maintain for intellectual property rights covering sabirnetug and technology;
•potential claims relating to our intellectual property;
•existing regulations and regulatory developments in the United States and other jurisdictions;
•our ability to obtain and maintain regulatory approval of sabirnetug, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•our plans relating to the further development and manufacturing of sabirnetug, including additional therapeutic indications we may pursue;
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
•We will require substantial additional funding to finance our operations, complete the development and commercialization of sabirnetug for Alzheimer’s disease, or AD, and evaluate future product candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce or eliminate our drug development programs or other operations.
•We are substantially dependent on the success of sabirnetug, our sole product candidate, which will require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales, and which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.
•We have concentrated our research and development efforts on the treatment of AD, a field that has to date seen very limited success in drug development.
•Our approach to the potential treatment of AD is based on a novel therapeutic approach, which exposes us to unforeseen risks.
•Nonclinical and clinical drug development involves a lengthy, expensive and uncertain process. The results of nonclinical studies and early clinical trials are not always predictive of future results. Sabirnetug or any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
•Clinical failure can occur at any stage of clinical development and we have never submitted a biologics license application, or BLA, or marketing authorization application, or MAA.
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•We currently rely on contract manufacturing organizations, or CMOs, to supply components of and manufacture sabirnetug. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to develop sabirnetug in a timely manner.
•We intend to rely on contract research organizations, or CROs, and other third parties to conduct, supervise and monitor a significant portion of our research and nonclinical testing and clinical trials for sabirnetug and any future product candidates, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
•We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours.
•If we are unable to enter into a commercial collaboration or, alternatively, establish internal sales, marketing and distribution capabilities for sabirnetug or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
•If we are unable to obtain and maintain sufficient intellectual property protection for sabirnetug and any future product candidate, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidate, and other proprietary technologies if approved, may be adversely affected.

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
Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug* (ACU193), in clinical development following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
Sabirnetug is the result of over a decade of research and development undertaken by the company, which included a drug discovery partnership with Merck & Co., Inc., or Merck, from 2003 to 2011. Sabirnetug’s mechanism of action is intended to slow disease progression and potentially preserve or improve memory function in early AD patients by binding to AßOs and neutralizing their toxicity. AßOs have been shown to bind to neurons, contributing to synaptic malfunction, memory deficits, cognitive impairment and, ultimately, neurodegeneration and cell death. As such, we believe AßOs are the most toxic and pathogenic form of Aß in the brains of AD patients relative to other forms of amyloid, including Aß monomers and amyloid plaques. We believe the development and commercialization of a drug that reduces toxicity of AßOs is one of the most promising approaches for the potential treatment and prevention of the progression of AD. The target population for sabirnetug and other monoclonal antibodies approved and in development is what is now being called “early AD.” This population includes people with a clinical diagnosis of mild cognitive impairment, or MCI, or mild dementia due to AD who are also amyloid positive based on either imaging studies or cerebrospinal fluid biochemical analyses. The term “mild cognitive impairment or mild dementia due to AD” has also been used and is accepted by regulators as inclusion/exclusion criteria in clinical trials. While epidemiologic studies of this population are evolving, approximately 4-5 million people in the United States are likely to have early AD who also exhibit amyloid pathology associated with AD.
In our nonclinical studies, we observed that sabirnetug has over 500-fold greater selectivity for targeting AßOs over Aß monomers and 87-fold selectivity for targeting AßOs over Aß fibrils. In immunohistochemical studies of human AD brain tissue, sabirnetug appears to have limited or no binding to amyloid plaques. Sabirnetug has also demonstrated in vivo biochemical and behavioral activity in several AD mouse models, and safety toxicology studies in rats and monkeys provide acceptable margins for acute and chronic dosing in the clinic.
We completed a Phase 1 clinical trial of sabirnetug in the second quarter of 2023, which we named “INTERCEPT-AD.” This trial enrolled 65 participants with early AD, and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts evaluating patients with early AD. The overall objective of the trial was to evaluate the safety and tolerability of sabirnetug administered intravenously, or IV, and to establish clinical proof of mechanism of sabirnetug. The primary trial endpoints were focused on safety and immunogenicity. An important safety measure was the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities, or ARIA. Secondary endpoints included pharmacokinetics in plasma and cerebrospinal fluid, or CSF, and target engagement as evidenced by detection of sabirnetug bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing and arterial spin labelling with MRI scans (which can be used to assess cerebral blood flow) were included as exploratory measures.

In July 2023, we announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this study in 62 participants with early AD. Sabirnetug was well-tolerated throughout the SAD and MAD dose cohorts, with an overall rate of ARIA-E of 10.4%. The incidence of ARIA-E was dose dependent, with a rate of 7% for patients given 10 mg/kg or 25 mg/kg and 21% for patients given 60 mg/kg. An analysis of change in amyloid plaque load, as measured by positron emission tomography,or PET, Centiloids, demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. Statistically significant, dose-related central target engagement was observed as measured by sabirnetug-AßO complex, establishing the first target engagement assay developed that is specific to an AßO-targeting antibody. This assay also demonstrated near maximal target engagement for patients receiving 25 mg/kg every two weeks or 60 mg/kg every four weeks, an important finding for dose selection in the upcoming Phase 2 study. A number of downstream biomarkers in cerebrospinal fluid, or CSF, specific to amyloid and tau pathology and synaptic injury showed improvement in the MAD cohorts, further supporting a drug effect of sabirnetug on Alzheimer’s pathology. These included effects of sabirnetug on p-tau181, which reflects damage to neurons and is known to be elevated in CSF of patients with AD, and effects of sabirnetug on neurogranin and VAMP2, which reflect damage to neuronal synapsis and are elevated in CSF of patients with AD.
We expect to initiate a Phase 2 clinical trial of sabirnetug, called ALTITUDE-AD, in the first half of 2024. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three arm study designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with MCI or mild dementia due to AD. We intend to use the Integrated Alzheimer's Disease Rating Scale, or iADRS at 18 months as the primary outcome measure. Our planned doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg both dosed every four weeks, or Q4W. These dose levels and frequency were selected based on extensive pharmacokinetic, or PK, and pharmacodynamic, or PD, modeling of our Phase 1 data. Based on regulatory feedback from the European Medicines Agency, or EMA, and to enhance the probability that the EMA will consider our Phase 2 study a registration-eligible study for sabirnetug, we anticipate amending the ALTITUDE-AD protocol later this year to change the current Phase 2/3 study to a Phase 2 standalone study. If this happens, any interim analysis may then lead to an initiation of a confirmatory Phase 3 study.
In November 2023, we announced a global collaboration and license agreement with Halozyme to develop a subcutaneous formulation of sabirnetug. We expect to initiate a Phase 1 trial investigating a subcutaneous dosing option of sabirnetug in mid-2024.
Understanding the Foundation of Our Therapeutic Approach
While the pathology of AD was first described by Dr. Alois Alzheimer in 1906, the amyloid hypothesis was not developed until the Aß peptide was first identified as a major constituent of amyloid plaques in the 1980s. The primary constituent of amyloid plaques is the Aß peptide, although other proteins are present to lesser degrees. Historically, the primary hypothesis of decades of AD research, known as the amyloid hypothesis, held that AD dementia is the clinical consequence of Aß peptide monomers accumulating into extracellular amyloid plaques, or amyloid plaques, which in turn contribute to the formation of intracellular neurofibrillary tangles composed of the tau protein, which is directly linked to neuronal cell death. Additionally, amyloid plaques cause inflammation. The disruption of synaptic function, inflammation and brain cell loss ultimately lead to progressive Alzheimer’s related dementia.
The amyloid hypothesis was more firmly established when a series of genetic mutations causing AD were discovered in the early to mid-1990s. These mutations were found in genes coding for the Amyloid Precursor Protein, or APP, and the genes coding for one of the enzymes which cleaves APP, creating the Aß peptide. Based on this hypothesis, a number of monoclonal antibodies currently or previously in clinical development for AD have primarily targeted either Aß monomers or amyloid plaques; for our purposes, this broadly defined class is referred to as anti-Aß/plaque antibodies. One of these antibodies, lecanemab, or LEQEMBI®, which was developed to target soluble aggregated species of Aß known as protofibrils, received approval from the U.S. Food and Drug Administration, or FDA, in 2023. Another antibody, donanemab, which was developed to target amyloid plaques, is under review for FDA approval, which is expected in 2024. The clinical data available to date, even for these approved mAbs, indicate some of the potential limitations of these approaches with respect to clinically meaningful patient benefit and safety.
Though alternative hypotheses to the amyloid hypothesis have been proposed, e.g., that neurodegeneration is a consequence of another process such as infection, the field has now developed an understanding that three predominant pools of Aß species exist in vivo: Aß monomers (single Aß peptides), amyloid plaques (insoluble fibrillar Aß), and soluble AßOs (dimers and up to 200-mers). Some experts in the field differentiate soluble AßO oligomers into globular structures or linear protofibrils. Linear soluble Aß protofibrils may elongate to form the insoluble fibrils that make up deposited amyloid plaques. Sabirnetug was developed to bind to globular AßOs rather than to Aß monomers, fibrils or deposited amyloid plaques. The more recent recognition of the direct toxicity of soluble AßOs to neurons is the central tenet of our therapeutic approach.
AßOs have been observed to be potent neurotoxins that cause both acute synaptic toxicity and induce neurodegeneration. Experimentally in animal models, the accumulation of AßOs is associated with core AD neuropathology, including synapse deterioration and loss, tau hyper-phosphorylation, and inflammation. Research has also shown that the accumulation of AßOs is associated with AD-related behavioral deficits, such as learning and memory impairment. In light of this evidence, we believe that blocking the toxicity of AßOs is a differentiated and promising approach for maximizing the therapeutic index (efficacy compared to safety) for the treatment of AD.
Our Product Candidate
Our product candidate, sabirnetug, is a recombinant humanized, affinity-matured, immunoglobulin G2, or IgG2, subclass monoclonal antibody, derived from the murine immunoglobulin G1, or IgG1, parent, ACU3B3. We are currently developing sabirnetug for IV administration every four weeks (Q4W) for the treatment of early AD, and we intend to explore subcutaneous administration as well. We believe that sabirnetug represents a differentiated approach from current and prior anti-Aß/plaque immunotherapies because it is highly selective for soluble toxic AßOs. Sabirnetug has a nanomolar affinity for AßOs, over 500-fold greater selectivity for AßOs over Aß monomers, 87-fold greater selectivity for AßOs over Aß fibrils and, based on immunohistochemical experiments with human AD tissues, limited or no binding to dense core amyloid plaques. We believe that sabirnetug is the most advanced immunotherapy candidate in development that was designed to selectively target toxic AßOs.
We believe that sabirnetug has characteristics that make it a promising potential treatment for AD relative to other antibodies that lack selectivity for AßOs. Sabirnetug is designed to have reduced immune effector function signaling and to avoid binding to vascular amyloid plaques, which we expect will reduce the incidence of ARIA as compared to amyloid plaque-targeting immunotherapies approved and in development for AD. Sabirnetug’s selectivity for AßOs may increase the potential for greater efficacy as compared to these other immunotherapies. We announced results from INTERCEPT-AD, a proof of mechanism Phase 1 clinical trial involving early AD patients, in July 2023. We expect to initiate ALTITUDE-AD, our Phase 2 clinical trial, in the first half of 2024. We also expect to initiate a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in mid-2024.
Clinical Development Plan
ALTITUDE-AD
As noted above, we expect to initiate a Phase 2 clinical trial, ALTITUDE-AD, in the first half of 2024. It is a randomized, double-blind, placebo-controlled, three arm study designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with MCI or mild dementia due to AD. We intend to use iADRS, a measurement of cognitive and functional decline, at 18 months as the primary outcome measure. Our planned doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg both dosed IV Q4W. Participants randomized to the 50 mg/kg dose will be administered 35 mg/kg for the first two doses and then will be increased to 50 mg/kg. The 35 and 50 mg/kg doses were selected based on extensive PK/PD modeling of our Phase 1 data.

Figure 1. Design of ALTITUDE-AD

INTERCEPT-AD
We reported topline results from INTERCEPT-AD, a U.S.-based, multi-center, randomized, placebo-controlled, single and multiple ascending dose Phase 1 clinical trial of sabirnetug in July 2023. This trial enrolled 65 participants with early AD, and 62 participants received at least one dose of study drug. The early AD patient group was comprised of individuals who have mild dementia or MCI due to AD, and our trial excluded patients with moderate to severe AD dementia. Patients were enrolled across seven cohorts, consisting of a single ascending dose in Part A and an overlapping multiple ascending dose in Part B. Part A contained Cohorts 1 through 4; each cohort received a single IV dose between 2mg/kg and 60 mg/kg, or placebo. Part B contained Cohorts 5 through 7; each cohort received a total of three doses of sabirnetug or placebo as follows: 10 mg/kg every four weeks (Q4W), 60 mg/kg Q4W, or 25 mg/kg every two weeks (Q2W).
Figure 2. Design of INTERCEPT-AD

Trial Design Part A - Single Ascending Dose
In Part A of our clinical trial, participants were randomized in a 6:2 ratio into one of four cohorts to receive a single dose of sabirnetug or placebo as follows:
•Cohort 1: One IV dose of sabirnetug (2 mg/kg) or placebo.
•Cohort 2: One IV dose of sabirnetug (10 mg/kg) or placebo.
•Cohort 3: One IV dose of sabirnetug (25 mg/kg) or placebo.
•Cohort 4: One IV dose of sabirnetug (60 mg/kg) or placebo.
The double-blind treatment period for Cohorts 1-4 of Part A was approximately 20 weeks and included ten visits (four inpatient and six outpatient). A sequential dosing scheme was followed for each cohort in Part A. Dosing of Cohorts 1-3 began at least one week after all participants in the immediately preceding lower-dose cohort had received one administration of study drug and safety data had been reviewed by our internal blinded safety team. Dosing of Cohort 4 began at least one week after all participants in Cohort 3 received one administration of study drug and these safety data, along with Cohort 2 aggregate PK data, had been reviewed by our internal blinded safety team. An unblinded, independent Data Monitoring Committee, or DMC, also monitored safety data in the trial and was able to review data on an ad hoc basis if requested by the blinded study team.
Trial Design Part B - Multiple Ascending Dose
In Part B of our clinical trial, participants were randomized in an 8:2 ratio into one of three cohorts to receive a total of three doses of sabirnetug or placebo as follows:
•Cohort 5: One IV dose of sabirnetug (10 mg/kg) or placebo once every four weeks.
•Cohort 6: One IV dose of sabirnetug (60 mg/kg) or placebo once every four weeks.
•Cohort 7: One IV dose of sabirnetug (25 mg/kg) or placebo once every two weeks.
Participants in Cohorts 5 and 6 were evaluated over approximately 35 weeks, consisting of a seven-week screening period followed by a 28-week, double-blind treatment period.
Participants in Cohort 7 were evaluated over approximately 31 weeks, consisting of a seven-week screening period, followed by a 24-week, double-blind treatment period.
In order to maintain participant safety for Part B of the clinical trial, dosing of Cohort 5 began at least one week after all participants in Cohort 2 of Part A had received one administration of sabirnetug or placebo and the Cohort 2 safety data had been reviewed by our internal blinded safety team. For Cohort 6, dosing began at least one week after all participants in Cohort 4 of Part A had received one administration of sabirnetug or placebo and the Cohort 4 safety data had been reviewed by our internal blinded safety team. Dosing of Cohort 7 began after review of Cohort 3 and Cohort 4 safety data at least one week after the last person in the cohort was dosed. If a potential safety signal, an unexpected adverse reaction, or higher than expected exposure had occurred, our internal blinded safety team would have notified the independent, unblinded DMC to review the safety and PK data and advise on dose escalation. Cohort 7 allowed for additional pharmacokinetic modeling to more accurately determine if every two-week dosing is necessary and if accumulation of sabirnetug occurs with this dosing frequency.
Endpoints
Our Phase 1 clinical trial established clinical proof of mechanism of sabirnetug in patients with early AD. The endpoints we measured as part of this trial included:
Primary Endpoint
•safety and immunogenicity, including assessment for ARIA.
Secondary Endpoints and Exploratory Objectives
•pharmacokinetics in plasma;
•determination of CSF concentrations of sabirnetug;

•evaluation of central target engagement as measured by levels of sabirnetug AßO complex in CSF;
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
The main objective of INTERCEPT-AD was to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and target engagement of single and multiple ascending doses of sabirnetug administered by IV infusion. Exploratory outcomes included cognitive scales and computerized cognitive testing. Our goal was to establish clinical proof of mechanism of sabirnetug in early AD patients in order to enable progression into further clinical development.
Results
We announced INTERCEPT-AD topline data in July of 2023, which demonstrated that sabirnetug met the primary and secondary objectives of this study in 62 participants with early AD.
•An analysis of change in amyloid plaque load, as measured by PET, Centiloids, demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. Sabirnetug (60 mg/kg every four weeks [Q4W] and 25 mg/kg every two weeks [Q2W]) showed a statistically significant reduction in amyloid plaque load as determined by amyloid PET after 6-12 weeks (from baseline to endpoint within cohorts (p = 0.01)). This finding provides evidence that sabirnetug is active in the brain.
Figure 3. INTERCEPT-AD plaque reduction observed in highest dose MAD cohorts
•Sabirnetug was well-tolerated throughout the SAD and MAD dose cohorts. Three treatment-emergent serious adverse events were observed after administration of sabirnetug; all were deemed not related or unlikely related to sabirnetug. The most common treatment-emergent adverse events from all dose groups combined were ARIA-E (10.4%), ARIA-H (hemorrhage) (8.3%), COVID-19 (6.3%), hypersensitivity (6.3%), bronchitis (4.2%), headache (4.2%), fall (4.2%) and post LP syndrome (4.2%). The overall rate of ARIA-E was 10.4%, which included one case of symptomatic ARIA-E (2.1%). Of note, no apolipoprotein E, or APOE4, homozygote patients exhibited ARIA-E (n=6 treated).
•Pharmacokinetic results in CSF demonstrated statistically significant dose proportionality. Serum PK was dose-related without drug accumulation, and CSF PK was dose- and dose-regimen proportional. Levels of sabirnetug detected in CSF in all cohorts were in excess of endogenous levels of AßOs reported in CSF. Evidence of treatment emergent immunogenicity was observed; anti-drug antibodies were consistently low titer and there was no apparent effect on serum PK. These data support monthly dosing of sabirnetug.

•Statistically significant, dose-related central target engagement was observed as measured by sabirnetug-AßO complex, establishing the first target engagement assay developed that is specific to an AßO-targeting antibody. An exposure response relationship (Emax) model revealed near maximal target engagement with repeated dosing at 25 mg/kg and 60 mg/kg.
Figure 4. Near maximal target engagement of AßOs observed in INTERCEPT-AD
•Exploratory measures of potential acute drug effects including assessment of cognition, as determined by a computerized cognitive battery, and changes in cerebral blood flow, as determined by arterial spin labelling with magnetic resonance imaging (Siemens MRI), did not show discernible effects from the immediate administration of sabirnetug. This was not unexpected due to the short duration and small sample size of INTERCEPT-AD.
•Biofluids for assessment of biomarkers of downstream neurodegeneration were collected during the study.
◦A dose dependent trend was observed in the MAD cohorts toward sabirnetug effect on CSF biomarkers specific to amyloid and tau pathology and synaptic injury. These included p-tau181, total tau, neurogranin, VAMP2 and the Aß-42/40 ratio. At the 60 mg/kg Q4W dose of sabirnetug, nominally statistically significant improvements in p-tau181 and neurogranin were observed as compared to the placebo group (p=0.049 and p=0.037, respectively). At all doses, statistically significant improvement in VAMP2 was observed compared to placebo (p=0.033 for the 10 mg/kg dose, p=0.041 mg/kg for 25 mg/kg dose and p=0.033 for the 60 mg/kg dose). Nominally significant correlation was also observed between target engagement of AßOs and change in CSF neurogranin across all doses, and a trend was seen for target engagement versus CSF p-tau181.

Figure 5. CSF biomarker changes observed in INTERCEPT-AD
◦At the 60 mg/kg MAD cohort of sabirnetug, consistent trends were observed in plasma biomarkers, including GFAP, p-tau181 and p-tau217. After dosing completed, biomarkers also rebounded toward placebo, further supportive of a drug effect of sabirnetug.
Figure 6. Plasma biomarker changes observed in INTERCEPT-AD
In October of 2023, we met with the FDA to discuss the ALTITUDE-AD study design, and the potential pathway for registration of sabirnetug. The FDA had previously granted Fast Track designation to ACU193 in October 2022.
Nonclinical and Laboratory Data
In nonclinical studies, sabirnetug has demonstrated promising characteristics that indicate its potential to inhibit AßOs as a possible therapeutic treatment of AD. Sabirnetug has high selectivity, with over 500-fold binding selectivity for AßOs compared to Aß monomers, 87-fold selectivity for AßOs over Aß fibril, and limited or no binding to amyloid plaques. Sabirnetug binds to a broad spectrum of small to large soluble AßOs. Additionally, sabirnetug has been shown to offer protection from synaptic toxicity by inhibiting binding of AßOs to primary hippocampal neurons. Sabirnetug has also demonstrated suitable in vivo pharmacology, target engagement, blood-brain barrier penetration and reduction of behavioral deficits. Lastly, Good Laboratory Practice, or GLP, toxicity studies conducted in two animal species supported the Phase 1 clinical trial. We believe these data, combined with our Phase 1 clinical trial results, indicate that sabirnetug has the potential to offer patients a reduction in cognitive decline.
Summary of Nonclinical Studies
In our nonclinical studies, sabirnetug has demonstrated: (i) preferential selectivity for binding to AßOs versus other forms of Aß monomers and amyloid plaques in in vitro assays, human AD tissue samples and in vivo transgenic mouse models; (ii) consistent data in support of sabirnetug protective effects against AßO toxicity in in vitro and ex vivo assays; (iii) in vivo pharmacology in multiple species confirming blood-brain barrier penetration, target engagement, and behavioral effects; and (iv) safety data in multiple species including GLP toxicology studies in Sprague-Dawley rats and cynomolgus monkeys supporting the clinical trials.
Selectivity for AßOs
In order to understand sabirnetug selectivity for AßOs, we performed biochemical assays and immunohistochemistry experiments.
Selectivity for AßOs versus Aß monomers
We demonstrated that sabirnetug shows significant preferential selectivity for AßOs compared to Aß monomers. In a competition ELISA assay, sabirnetug’s binding to AßOs was 556-fold greater than binding to Aß monomers. Figure 7[A] shows comparative syn-AßO versus Aß monomer affinity data for sabirnetug and illustrates the high selectivity of sabirnetug for AßOs. Further evidence of sabirnetug selectivity for synthetic-AßOs, or syn-AßOs, was obtained using a very high concentration of monomeric Aß, 5 µM, which did not decrease binding to syn-AßOs (Figure 7[B]). We believe sabirnetug’s selectivity for AßOs in the presence of abundant Aß monomers is representative of the in vivo levels of these Aß species in AD patients.
Thus, sabirnetug does not experience “target distraction” from non-toxic Aß monomers in an environment simulating brain interstitial fluid.
Figure 7. [A] Competitive ELISA for sabirnetug binding to syn-AßO or monomeric Aß40 [B] 5µM monomeric Aß did not substantially change binding to syn-AßO

These results support the conclusion that selectivity of sabirnetug for AßOs is maintained in a biochemical environment simulating the brain.
Selectivity for AßOs versus amyloid plaques
We have shown in our human immunohistochemistry studies that sabirnetug binds AßOs from AD patients with limited or no binding to amyloid plaques. In Figure 8 below, thioflavin S-positive ß-amyloid plaques are shown in green fluorescence while sabirnetug binding is shown in red fluorescence. Sabirnetug binds significantly in regions that are thioflavin-S-negative, i.e., without amyloid plaques (Figure 8, Panels B and E), but only infrequently and minimally may bind to thioflavin-S-positive fibrillar Aß structures in their periphery (Figure 8, Panels D and F). Taken together, these results are consistent with the concept that sabirnetug binds endogenous AßOs, and preferentially binds AßOs versus fibrillar Aß.
Figure 8. Sabirnetug binding to AßOs versus amyloid plaques
The upper left portion of the immunohistochemistry figure shows that in areas with no amyloid plaque binding (no green fluorescence staining, A) there is substantial binding by sabirnetug (red fluorescence staining, B) that is not related to amyloid plaque. The merge of these panels (Panel E) shows sabirnetug binding with no amyloid plaque present. On the upper right portion of the figure, the area that is positive for amyloid plaque (green fluorescence staining, C) shows minimal sabirnetug binding (red fluorescence staining, Panel D). The merge of these panels (F) shows the minimal binding of sabirnetug (red fluorescence staining) on the periphery of the amyloid plaque (green fluorescence staining), which may be related to AßO binding in the halo of the amyloid plaque.
Binding to a broad spectrum of molecular weight AßOs
In addition, we demonstrated that sabirnetug binds a broad spectrum of AßOs across various molecular weights. In another series of experiments, syn-AßOs were fractionated by size exclusion chromatography and characterized by ELISA using sabirnetug, hu3D6 (bapineuzumab) or hu266 (solanezumab) as the capture antibody and biotinylated anti-human Aß antibody 82E1 for detection. These data show sabirnetug binds AßOs ranging from dimers to approximately 100-mers, with preferential binding to mid-molecular weight oligomers compared to hu266. This range of sizes is very similar to the range of sizes of oligomers thought to be most toxic.
Figure 9. Binding of humanized antibodies to size exclusion chromatography fractions of synthetic Aß species
Size exclusion chromatography fractionation of syn-AßO prep with sandwich ELISA detection. hu3D6 is also known as bapineuzumab; hu266 is also known as solanezumab. These data demonstrate the specificity of sabirnetug for oligomers versus monomers, and also demonstrate a range of oligomers that are bound by sabirnetug.
Collectively the data show that sabirnetug binds AßOs with 556-fold selectivity versus Aß monomers and demonstrates limited to no binding to amyloid plaques, but does bind to a broad range of synthetic and endogenous low, mid, and higher molecular weight AßOs. Based on these and other data, we believe that sabirnetug can target therapeutically relevant AßOs in the brain of early AD patients.
In Vivo Pharmacology
In order to understand the effects of sabirnetug in intact animals, we performed behavioral studies in transgenic mice with genetic alterations that overproduce a mutant amyloid precursor protein that forms amyloid plaques. The transgenic mouse models are generally based on autosomal dominant mutations in the APP gene causing rare forms of human AD. Transgenic mouse models using these mutations may not cause the full spectrum of AD pathology, but they do provide relevant animal models for drug development in AD.
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

Figure 10. Results of ACU3B3 treatment in mice study

A
B
C
Swim Path Length
(meters, means + SEM)
Swim Speed
(meters/second, means + SEM)
Session 1 Trials
Sessions (days)
#
*
**
13
12
11
10
9
8
7
6
0
2
4
0.20
0.18
0.16
0.14
0.12
0.10
1
3
nTg-Veh
Tg-Veh
Tg-3B3

ACU3B3 treatment in nine- to ten-month-old APPSL mice (n=10/group) improves performance on the first day of water maze training (A; p=0.057), decreases swim path length (B; p=0.034), and reverses a swim speed abnormality (C; p<0.02).
In a separate study conducted at Stanford University, the hyperactivity phenotype of five- to seven-month-old Thy1-hAPP/SL transgenic mice in the open field and Y-maze tests was also significantly reduced after four to five weeks of treatment with ACU3B3 (20 and 30 mg/kg, weekly). Prior to dosing, Thy1-hAPP/SL mice showed increased activity in the activity chamber compared to wild-type mice. After treatment with ACU3B3, Thy1-hAPP/SL mice activity fell to a level comparable to wild-type mice, particularly activity in the center of the test arena (Figure 11[A]). Similar effects of ACU3B3 were found with changes in Y-maze behavior (Figure 11[B]) and passive avoidance (Figure 11[C]).
Figure 11. ACU3B3 treatment at 20 mg/kg in five- to seven-month-old Thy1-hAPP/SL mice (n=13-14/group, means + SEM)
[A] Open field total distance measurement, APP-Veh vs. APP-3B3, *p=0.029. [B] Y-maze arm entries, APP-Veh vs APP-3B3, *p=0.045; APP-Veh vs WT-Veh, **p=0.007. [C] Passive avoidance latency, APPSL-APP3B3 vs. APPSL-Veh trended for drug effect, but was not statistically significant.

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
Figure 12. Open field and water-maze behavior in three- to five-month-old hAPP/J20 mice following repeat weekly IP dosing with ACU3B3 (n=13-14/group)
[A] Open field activity after four weekly doses. [B], [C] Water-maze behavior following eight weekly doses.
Figure 13. Y-maze and elevated plus-maze behavior in three- to five-month-old hAPP/J20 mice following repeat, weekly IP dosing with ACU3B3 (n=13-14/group)
[A] Y-maze activity after six weekly doses. [B], [C] Elevated plus-maze behavior following nine weekly doses.
Taken together, these behavioral studies, performed at three different laboratories, indicate in vivo central pharmacologic activity of peripherally administered ACU3B3. The behavioral effects seen in these studies indicate that sufficient amounts of ACU3B3 cross the blood-brain barrier to engage the target, resulting in behavioral improvements in these transgenic mice.

Pharmacokinetics and Pharmacodynamics
A study of pharmacokinetics in CSF was conducted in rhesus monkeys. An intrathecal catheter was implanted in the monkeys, and two doses at 20 mg/kg IV were administered. As shown in Figure 14, the concentrations of sabirnetug in CSF should provide adequate target engagement with dosing every four weeks. This was recapitulated in our INTERCEPT-AD Phase 1 results, which demonstrated near-maximal target engagement of AßOs at both 25 mg/kg Q2W and 60 mg/kg Q4W.
Figure 14. Comparison of sabirnetug levels in rhesus CSF to CSF Levels of AßO in human AD patients
Following two doses of 20 mg/kg sabirnetug CSF concentrations were sufficient to provide target engagement at 28 days. An estimate of 1 fmole/mL for oligomer concentration is conservative given that it is based on AßOs consisting of trimers.
Safety Profile
GLP studies using IV administration of sabirnetug established a no-observed-adverse-effect level, or NOAEL, of 250 mg/kg/dose, which was the maximum feasible dose, given every two weeks in a 28-day study in Sprague-Dawley rats. The NOAEL in cynomolgus monkeys was 300 mg/kg/dose in a 14-week study in cynomolgus monkeys using IV dosing every two weeks. In Sprague Dawley rats, no adverse findings were noted. In the 14-week study in cynomolgus monkeys, doses of 60, 300, or 600 mg/kg/dose sabirnetug once every two weeks were administered. Three animals administered the highest 600 mg/kg/dose were sacrificed early for humane reasons on Days 43 or 60 due to sabirnetug-related, anaphylactoid-type reactions.
Thus, the 300 mg/kg/dose is considered the NOAEL for cynomolgus monkeys. The NOAELs of 300 mg/kg and 250 mg/kg compare favorably to the highest dose of sabirnetug that was used in our Phase 1 clinical trial (60 mg/kg) and the doses chosen for our Phase 2 clinical trial (30 and 50 mg/kg).
With regard to effector function and possible inflammatory effects generally, sabirnetug is an IgG2 subclass antibody which has limited inflammatory effector function signaling compared to other IgG subclasses.
Combination Potential
While we believe sabirnetug, if successful, will likely be a foundational treatment for people with early AD, it also could be used as part of a combination treatment regimen. The pathology of AD is complex, and many experts in the field expect that combination therapy using disease-modifying drugs with different mechanisms of action, such as tau, immune modulation, glial cells such as microglia and astrocytes, and growth factors, will ultimately prove most successful, similar to cutting edge approaches used in oncology. In addition, because symptomatic treatments, such as memantine and cholinesterase inhibitors, affect neurotransmitter systems rather than the underlying AD pathology, we believe that they can be used together with disease-modifying treatments.

Manufacturing
We do not currently own or operate facilities for product manufacturing, storage and distribution, or testing. We contract with third parties for the manufacture of sabirnetug. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical and quality experience. Our staff has strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.
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
Our current supply chains for sabirnetug involve several manufacturers that specialize in specific operations of the manufacturing process, including raw materials manufacturing, drug substance manufacturing and drug product manufacturing. We currently operate under work order programs for sabirnetug with master services agreements in place that include specific supply timelines, volume and quality specifications. We believe our current manufacturers have the scale, the systems, and the experience to supply our currently planned clinical trials.
Competition
In June 2021, the FDA granted approval for Biogen’s Aduhelm® (aducanumab) under the FDA’s Accelerated Approval Pathway, or AAP. Aduhelm was the first new AD product approval since 2004 and the first approved disease-modifying product. In April 2022, the Centers for Medicare and Medicaid Services, or CMS, released a final National Coverage Decision, or NCD, that restricts reimbursement for monoclonal antibodies directed against amyloid for the treatment of AD, including Aduhelm, under a Coverage with Evidence Development, or CED, designation. The CED limits reimbursement of anti-amyloid antibodies, including Aduhelm, to placebo-controlled clinical trials. In May 2022, Biogen announced its decision to eliminate substantially all commercial support for Aduhelm in the U.S. and withdrew its marketing application for Aduhelm in Europe. In January 2024, Biogen announced its decision to discontinue the development and commercialization of Aduhelm.
In September 2022, Eisai announced results from its Leqembi® (lecanemab) Phase 3 CLARITY-AD trial. Leqembi is a recombinant humanized immunoglobulin gamma 1 (IgG1) monoclonal antibody directed against aggregated soluble (protofibrils) and insoluble (plaque) forms of amyloid beta. In CLARITY-AD, Leqembi demonstrated highly statistically significant effects on primary and secondary clinical measures (including a 27% slowing of cognitive decline as measured by CDR-SB) and a lower rate of ARIA-E (12.6%) than observed for aducanumab in the Phase 3 EMERGE and ENGAGE studies. In January 2023, the FDA granted approval for Leqembi under the AAP based on results of its Phase 2 study. In July 2023, the FDA approved the supplemental Biologics License Application, or sBLA, supporting the approval of Leqembi. Also in July 2023, CMS announced it would cover Leqembi when a physician and care team participates in a CMS-facilitated registry. While this approval and coverage determination are encouraging developments, the need for additional options for AD treatment and prevention becomes more urgent with each passing year, and we believe that our novel approach can potentially help address this pressing need.
In January 2023, the FDA issued a complete response letter to Eli Lilly and Company for the accelerated approval submission of donanemab. In May 2023, Eli Lilly announced results from its donanemab Phase 3 TRAILBLAZER-ALZ 2 trial. Donanemab is an immunoglobulin gamma 1 (IgG1) monoclonal antibody that specifically targets deposited amyloid plaque. In the TRAILBLAZER-ALZ 2 trial, donanemab demonstrated highly statistically significant effects on primary and secondary clinical measures (including a 29% slowing of cognitive decline as measured by CDR-SB in its high and intermediate tau patient group) with a higher rate of ARIA-E (24%) than Leqembi. Eli Lilly expects regulatory action from the FDA on donanemab in 2024.
There have been no comprehensive head-to-head clinical trials between any of the product candidates discussed above. Study designs and protocols for each product candidate were different, and results may not be comparable between product candidates.
We face competition from several different institutions, including pharmaceutical and biotechnology companies, research institutions, governmental organizations and universities developing novel therapies for AD. We believe that the key factors affecting the clinical and commercial success of sabirnetug will include safety profile, efficacy, cost, method of administration, level of marketing activity, insurance reimbursement and intellectual property protection.

If approved, sabirnetug can be used in combination with therapies currently approved for the treatment of AD which treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors.
Other companies known to be developing therapies with Aß-, AßO-, and amyloid plaque-related targets include AbbVie Inc., Alnylam Pharmaceuticals, AltPep Corporation, Alzheon, Inc., Alzinova AB, BioArctic AB, Biogen Inc., Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, Priavoid GmbH, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, its wholly owned subsidiary),Vaxxinity, Inc., Vivoryon Therapeutics N.V. and Wavebreak Therapeutics, Inc. Additionally, sabirnetug, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biogen Inc., Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Denali Therapeutics, Inc., Eisai Co., Ltd., Johnson & Johnson (including Janssen, its wholly-owned subsidiary), H. Lundbeck A/S, Lighthouse Pharma, Roche Holding AG, and Takeda Pharmaceutical Co. Ltd.
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
Collaboration Agreement with Merck
In December 2003, we entered into an exclusive license and research and development collaboration agreement with Merck to research, discover and develop certain technology related to amyloid beta-derived diffusible ligands, or ADDLs, which agreement was amended and restated in October 2006. The agreement generally provided that, during the course of the collaboration, Merck would be responsible for the preclinical and clinical development and commercialization of any products covered by the agreement and, in return, we were eligible to receive potential nonclinical, clinical and regulatory milestone payments and royalties on future product sales. During the collaboration, Merck developed sabirnetug, an ADDL antibody, and intellectual property related to sabirnetug was filed by Merck. In 2011, Merck elected to voluntarily terminate the collaboration agreement. Pursuant to the surviving provisions of the agreement, effective upon termination of the collaboration, Merck granted us an exclusive, perpetual, irrevocable, royalty-free, worldwide license, with right to sublicense, under Merck’s interest in the patent rights and know-how necessary for the research, development, manufacturing or commercialization of ADDL antibodies, ADDL antigens or products, including sabirnetug.
License Agreement with Lonza
On November 2, 2022, the Company entered into a License Agreement, or the Lonza License Agreement, with Lonza Sales AG, or Lonza. Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug, or the Lonza Product.
Pursuant to the Lonza License Agreement, we paid Lonza an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1.0% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six-digits and a royalty of less than 1.0% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid six-digits per sublicense and a royalty on net sales in the low single digits where a third party manufactures the Lonza Product. These payment obligations would expire ten years from the first commercial sales of the Lonza Product in such country of sale.
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

Halozyme License Agreement
On November 5, 2023, the Company entered into a Non-exclusive Collaboration and License Agreement, or the Halozyme License Agreement, with Halozyme, Inc., or Halozyme. Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s ENHANZE® drug delivery technology for the development of a subcutaneous formulation of sabirnetug, or the Halozyme Product. Halozyme will also be the Company’s exclusive supplier of clinical and commercial supplies of the API for Halozyme’s PH20 product.
Pursuant to the Halozyme License Agreement, the Company paid Halozyme a seven figure upfront payment for the license to Halozyme’s technology. Additionally, the Company will make milestone payments tied to achievement of certain development and commercialization milestone events with respect to the Halozyme Product, as well as milestone payments based on achievement of certain net sales levels of the Halozyme Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Halozyme Product.
The Halozyme Agreement includes customary termination rights, representations and warranties, covenants and indemnification obligations for a transaction of this nature.
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
The main form of commercial exclusivity for our product candidate, sabirnetug, is expected to come from biologic regulatory exclusivity. We expect that once approved by regulatory agencies, sabirnetug will receive the benefit of 12 years of market exclusivity in the U.S. and 10 to 11 years of data and market exclusivity in Europe, in each case, against competitors seeking approval for a biosimilar product.
We have an exclusive license grant from Merck to patents claiming the composition and method of use of our product candidate, sabirnetug. The license grant arose from our collaboration agreement with Merck to research, discover, and develop technology related to ADDLs. During our collaboration, sabirnetug, an ADDL antibody, was developed and intellectual property was filed by Merck. In 2011, the collaboration agreement terminated and Merck exclusively licensed to Acumen, Merck’s interest in patent rights claiming ADDL antibodies, including sabirnetug, ADDL Antigens and/or Products to Acumen. In the nine years subsequent to the termination of the collaboration with Merck, Acumen has controlled and directed and continues to control and direct prosecution of the licensed sabirnetug patent portfolio. Acumen has also paid for and continues to pay all costs and fees associated with the prosecution and maintenance of the licensed sabirnetug patent portfolio.
As of March 20, 2024, Acumen licenses from Merck one issued U.S. patent, 18 issued foreign patents including issued patents in Brazil, China, Canada, Australia, Japan, South Korea, France, Germany and the UK drawn to our product candidate, sabirnetug. These patents are projected to expire in July of 2031, without taking into account any possible extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, requirements and other clinical trial-related regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

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
The FDA may, at any time during the initial 30-day IND review period, or while clinical trials are ongoing, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would delay a proposed clinical study or cause suspension of an ongoing study until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed. Imposition of a clinical hold could cause significant delays or difficulties in completing planned clinical studies in a timely manner. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used in monitoring safety and effectiveness. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any protocol and subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. In addition, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, that the trial is unlikely to meet its stated objectives or that the trial is not being conducted in accordance with FDA requirements. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, or data monitoring committee, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk to subjects or on other grounds, such as lack of efficacy.
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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, Congress added a requirement for sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. This requirement will apply with respect to clinical investigations for which enrollment commences 180 days after the publication of a final guidance by the FDA on diversity action plans. The statute directs FDA to issue new or revised draft guidance on diversity action plans by the end of 2023, and final guidance within 9 months of closing the comment period on such draft guidance. FDA has not yet published new or revised draft guidance.
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
Other Healthcare Laws
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business, which may constrain their business operations, including financial arrangements related to the research, marketing and distribution of drug products. Such laws include, without limitation, federal and state laws intended to prevent fraud and abuse in the healthcare industry, protect data privacy and security and promote transparency. Such laws include, without limitation, the following, some of which may apply to our operations only if and when we have a marketed product:
•the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly;
•the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, also imposes obligations on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” if those business associates create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as the business associates’ covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
•the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•federal laws, such as the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
•federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•the so-called federal “sunshine law” or Open Payments which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and state laws which regulate interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures or pricing information and/or require licensing or registration of sales representatives.
Given the breadth of the laws and regulations and narrowness of any exceptions, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.
Coverage and Reimbursement
The ability of a pharmaceutical company to successfully commercialize and achieve market acceptance of a product depends in significant part on adequate coverage and reimbursement from third-party payors, including government healthcare programs, such as the Medicare and Medicaid programs, and private entities, such as managed care organizations and private health insurers.
In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.
Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. To obtain or maintain coverage and reimbursement for any approved drug product, a pharmaceutical manufacturer may need to conduct expensive pharmacoeconomic studies or otherwise provide evidence to demonstrate to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product or, if they do, the level of payment may not be sufficient to allow sale of a product at a profit.
Even if third party payors provide some coverage, the third-party payors may impose limits on the coverage or controls to manage utilization of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication and can exclude drugs from their formularies in favor of competitor drugs or alternative treatments. Payors may also impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided, require pre-approval (known as “prior authorization”) for coverage of a prescription for each patient (to allow the payor to assess medical necessity) or impose a moratorium on coverage for products while the payor makes a coverage decision.
Moreover, a third-party payor’s decision to provide coverage for a product does not mean that an adequate reimbursement rate will be approved. A pharmaceutical company may be required to provide discounts or rebates to certain purchasers to obtain coverage under federal healthcare programs, or to sell products to government purchasers. A pharmaceutical company may also have to offer discounts or rebates to private third party payors to obtain favorable coverage. Adequate third-party reimbursement may not be available to enable a company to realize an appropriate return on an investment in product development .
The containment of healthcare costs has become a priority of federal and state governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption or enhancement of price controls and cost-containment measures could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory healthcare reform initiatives directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. These reform initiatives, if implemented, could impact our ability to sell a product candidate profitably if and when approved for marketing. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. More generally, the ACA expanded health care coverage through Medicaid expansion and the implementation of the “individual mandate” for health insurance coverage.
Beyond the ACA, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminated the statutory cap on Medicaid drug rebate program rebates (currently set at 100% of a drug’s “average manufacturer price”) effective January 1, 2024. As another example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The focus on health care reform, including reform of drug pricing and payment, has continued in the wake of the IRA. For example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation, or CMMI, could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries, which report proposed various models that CMMI is currently developing.
Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and subsequent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.
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
General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.
Employees and Human Capital Resources
Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards.
As of March 20, 2024, we had 52 employees, 51 of which were full time. Of the 52 employees, there were 36 in research and development and 16 in general and administrative functions. We also utilized consultants in various roles related to research and development and general and administrative functions. We believe our employee relations are good.
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
We are a clinical-stage biopharmaceutical company with a limited operating history focused on pioneering a novel disease-modifying therapeutic approach to treat Alzheimer’s disease, or AD. We were incorporated in 1996 and were party to an exclusive license and research collaboration with Merck in 2003. Although we acquired the exclusive rights to sabirnetug from Merck in 2011, following Merck’s strategic decision to focus its AD development efforts on a different product candidate, we did not recommence meaningful operations until we completed our first institutional fundraising in 2018. As a result, we have a very limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We received clearance of our Investigational New Drug application, or IND, for our sole product candidate, sabirnetug, and initiated our Phase 1 clinical trial in the second quarter of 2021. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and in February 2023 we announced the completion of enrollment. We announced topline data from INTERCEPT-AD in July 2023. We expect to initiate our Phase 2 clinical trial, ALTITUDE-AD, in the first half of 2024. We also expect to initiate a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in mid-2024. We experienced delays in clinical trial site activation and patient enrollment for INTERCEPT-AD that we believe were principally related to effects of the COVID-19 pandemic. We cannot assure you that we will not experience additional delays in site activation or enrollment. To date, we have not yet initiated a pivotal trial, obtained marketing approval for any product candidate, manufactured a commercial scale product candidate, arranged for a third party to do so on our behalf or conducted sales or marketing activities necessary for successful product candidate commercialization. Our short operating history makes any assessment of our future success and viability subject to significant uncertainty. We will likely encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.
We have no product candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.
We have no product candidates approved for sale, have never generated any revenue from product sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2023 and 2022, our net losses were $52.4 million and $42.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $222.8 million.
To date, we have devoted most of our financial resources to the research and development of sabirnetug, including our nonclinical development activities of sabirnetug and our INTERCEPT-AD clinical trial, and corporate overhead. We expect that it will be several years, if ever, before we have a product candidate approved and ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, sabirnetug and any other product candidate we may develop in the future, prepare for and begin the commercialization of any approved product candidates and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses may fluctuate significantly from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize sabirnetug or another drug with significant revenue.
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
We will require substantial additional funding to finance our operations, complete the development and commercialization of sabirnetug for AD and evaluate future product candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce or eliminate our drug development programs or other operations.
To date, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development, conduct clinical trials of, and seek marketing approval for, sabirnetug. Developing sabirnetug and conducting clinical trials for the treatment of AD and any other product candidates or indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for sabirnetug or any future product candidates, we expect to incur significant commercialization expenses related to the commercialization of the product, whether we are commercializing alone or with a collaborator. Further, we expect to incur additional significant expenses associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2023, we had $66.9 million in cash and cash equivalents and $239.2 million in marketable securities; included in this amount is the first tranche of $30.0 million that we received under our Loan and Security Agreement with K2 HealthVentures LLC, or the Loan Agreement, which was received on November 10, 2023. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than anticipated if we choose to expand more rapidly than we presently anticipate.
The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:
•the progress, costs, timing and results of ALTITUDE-AD and other potential clinical trials of sabirnetug, including for potential additional indications that we may pursue beyond AD;
•the requirements of the FDA and EMA, and comparable foreign regulatory authorities, for clinical trials and nonclinical studies and other work, for review and approval of sabirnetug for AD;
•the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
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

Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. Additionally, escalation in interest rates, in conjunction with banking failures, may lead to financial institutions being more prudent with capital deployment and tightening lending. If we are unable to raise sufficient additional capital on a timely basis, we could be forced to curtail our planned operations and the pursuit of our business strategy, which would have a material adverse effect on the value of our common stock.
The terms of our Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.
In November 2023, we entered into the Loan Agreement with K2 HealthVentures LLC, or K2HV. At closing we borrowed $30.0 million in the first tranche under the Loan Agreement. We may borrow an additional $20.0 million under the Loan Agreement upon our request, subject to review by the lenders of certain information from the Company and discretionary approval by the lenders.
Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, excluding the Company’s intellectual property. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2HV could declare a default upon the occurrence of any event that it interprets could have material adverse effect, subject to the limitations specified in the Loan Agreement. Upon the occurrence and continuance of an event of default, K2HV may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we are liquidated, the rights of our lenders to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
We are exposed to interest rate risk under our Loan Agreement with K2HV, which could cause our debt service obligations to increase significantly.
We are exposed to market risk from changes in interest rates. Under the Loan Agreement with K2HV, our term loan facility bears a variable interest rate equal to the greater of (i) 9.65% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal and (B) 1.15%. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in interest rates by the Federal Reserve could cause the prime rate to increase, which could increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future.
Risks Related to the Development of our Product Candidates
We are substantially dependent on the success of sabirnetug, our sole product candidate, which will require significant clinical testing before we can seek regulatory approval and potentially launch commercial sales, and which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.
We are early in our development efforts. To date, we have invested substantially all of our efforts and financial resources in the research and development and INTERCEPT-AD Phase 1 clinical trial of sabirnetug, which is currently our only product candidate. Before seeking marketing approval from regulatory authorities for the sale of sabirnetug, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any product candidate before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that sabirnetug will be successful in clinical trials. Further, sabirnetug may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for sabirnetug, we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of sabirnetug by us or by one or more of our partners. The clinical and commercial success of sabirnetug will depend on a number of factors, including the following:
•successful patient enrollment in INTERCEPT-AD, ALTITUDE-AD and other clinical trials of sabirnetug;
•sufficiency of our financial and other resources to complete the necessary clinical trials;
•the results from INTERCEPT-AD, ALTITUDE-AD and future clinical trials of sabirnetug;
•the frequency and severity of adverse effects related to sabirnetug;
•the ability of third-party manufacturers to manufacture supplies of sabirnetug and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;
•our ability to demonstrate sabirnetug’s safety and efficacy to the satisfaction of the FDA and foreign regulatory authorities in order to receive necessary marketing approvals for sabirnetug;
•whether we are required by the FDA to conduct additional clinical trials prior to the approval to market sabirnetug and whether the FDA may disagree with the number, design, size, conduct, implementation or other aspects of our clinical trials;
•whether the FDA may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
•our ability to successfully commercialize sabirnetug, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•our success in educating physicians and patients about the benefits, administration and use of sabirnetug;
•acceptance of sabirnetug as safe and effective by patients and the medical community;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•achieving and maintaining compliance with all regulatory requirements applicable to sabirnetug, including any required post-marketing approval commitments;
•effectively competing with other AD therapies;
•the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•our ability to maintain our existing patents and obtain newly issued patents that cover sabirnetug and to enforce such patents and other intellectual property rights in and to sabirnetug;
•our ability to avoid third-party intellectual property claims;
•the availability of third-party coverage and adequate reimbursement for sabirnetug and any other product candidates, once approved; and
•a continued acceptable safety, tolerability and efficacy profile of sabirnetug following approval.
Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of sabirnetug. If we are not successful in commercializing sabirnetug, or are significantly delayed in doing so, our business will be materially harmed.
The FDA granted Fast Track designation for sabirnetug for the treatment of early AD, and we may seek Fast Track designation for other product candidates. Even if received, Fast Track designation may not actually lead to a faster review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
The FDA granted Fast Track designation for sabirnetug for the treatment of early AD in October 2022, and we may in the future seek Fast Track designation for any other product candidates we may develop. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. There is no assurance that the FDA will grant this status to any of our other product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of product candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.
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
Our future success is highly dependent on the successful development of sabirnetug for treating AD. The development and, if approved, commercialization of sabirnetug subjects us to a number of challenges, including ensuring that we select an effective dose of sabirnetug, executing appropriate clinical trials to test for safety and efficacy and obtaining regulatory approval from the FDA and other regulatory authorities. We cannot be sure that sabirnetug, or any other product candidate we develop, will ultimately prove to be safe and effective, scalable or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe novel treatments.
Our approach to the potential treatment of AD is based on a novel therapeutic approach, which exposes us to unforeseen risks.
There is no current scientific or general consensus on the causation of AD or method of action to treat AD. We have discovered and are developing sabirnetug, a humanized monoclonal antibody that selectively targets amyloid-beta oligomers, or AßOs, to treat AD. Our approach is based on research on AßOs, globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from other forms of amyloid. AßOs have gained scientific acceptance as important toxins involved in the initiation and propagation of AD pathology. Based on the results of our nonclinical studies to date and our INTERCEPT-AD Phase 1 clinical trial, we believe sabirnetug represents a differentiated approach from current and prior anti-Aß/plaque immunotherapies because it is highly selective for soluble AßOs. We believe that sabirnetug is the most advanced immunotherapy candidate in development that was designed to selectively target AßOs. However, we may ultimately discover that sabirnetug does not possess properties required for therapeutic effectiveness. We may spend substantial funds attempting to develop sabirnetug or other product candidates and never succeed in doing so.
The market for any products that we successfully develop, if any, will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it would cost to commercially manufacture sabirnetug, and the actual cost to manufacture sabirnetug or any drug we develop in the future could materially and adversely affect the commercial viability of the drug. We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. If we do not successfully develop sabirnetug, or no other drug we develop with drug product can be reliably and economically manufactured at scale, we will not become profitable, which would materially and adversely affect the value of our common stock.
Nonclinical and clinical drug development involves a lengthy, expensive and uncertain process. The results of nonclinical studies and early clinical trials are not always predictive of future results. Sabirnetug or any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
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
The results of nonclinical studies and early clinical trials are not necessarily predictive of future results and sabirnetug, or any other product candidate that we may develop, may not be further developed or have favorable results in later studies or trials. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. Similarly, the results of INTERCEPT-AD may not be predictive of the results of outcomes in our later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in AD, where failure rates historically are higher than in most other disease areas.
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
If we are unable to complete nonclinical studies or clinical trials of sabirnetug or future product candidates, due to safety concerns or otherwise, or if the results of these trials are not sufficient to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization on a timely basis or at all. Even if we are able to obtain marketing approval for sabirnetug or any future product candidates, those approvals may be for indications or dose levels that deviate from our desired approach or may contain other limitations that would adversely affect our ability to generate revenue from sales of those product candidates. Moreover, if we are not able to differentiate our product candidate against other approved product candidates within the same class of drugs, or if any of the other circumstances described above occur, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.
Clinical failure can occur at any stage of clinical development and we have never submitted a biologics license application, or BLA, or other marketing authorization application.
We are early in our development efforts for sabirnetug and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market sabirnetug or any other product candidate we seek to develop. Carrying out clinical trials and the submission of a successful BLA is a complicated process. Although members of the Acumen team have significant experience in clinical development of drugs through regulatory approval, as an organization, Acumen recently conducted its first clinical trial, had no previous experience in conducting any clinical trials, has limited experience in preparing regulatory submissions and has not previously submitted a BLA for any product candidate.
In addition, we have had limited interactions with the FDA and have received important feedback on the design of ALTITUDE-AD; however, we cannot be certain how many clinical trials of sabirnetug will be required or how such trials will be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of sabirnetug or any other product candidate. We may require more time and incur greater costs than our competitors and we may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing sabirnetug or any future product candidates we may develop, and failure to successfully complete any of these activities in a timely manner could have a material adverse impact on our business and financial performance.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulatory authorities, Institutional Review Boards, or IRBs, or Ethics Committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or we may fail to reach a consensus with regulatory authorities on trial design; for example, our initial submission of the IND for sabirnetug was placed on clinical hold by the FDA until we were able to address the FDA’s initial concerns regarding potential off-target binding of sabirnetug with an additional nonclinical tissue cross reactivity study, after which the FDA permitted us to initiate the Phase 1 clinical trial of sabirnetug in the second quarter of 2021;
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
•the cost of clinical trials of our product candidates may be greater than we anticipate, and we may lack adequate funding to initiate or continue one or more clinical trials;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•clinical trial sites may deviate from clinical trial protocol or drop out of a clinical trial; and
•occurrence of serious adverse events in trials of the same class of agents conducted by other companies.
Adverse side effects, properties or other safety risks associated with sabirnetug or any future product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
As is the case with pharmaceuticals generally, it is possible that there may be side effects and adverse events associated with the use of sabirnetug or any future product candidates we may develop. Results of ALTITUDE-AD, or future clinical trials, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to greater exposures and a larger number of patients. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, sabirnetug or any future product candidates we may develop, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities, or IRBs for a number of reasons. We may also elect to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such product candidate, if approved. If we elect or are required to further delay, suspend or terminate any clinical trial of any product candidates we may develop, the commercial prospects of such product candidates will be harmed and our ability to generate drug revenues from any such product candidates will be delayed or eliminated.
It is possible that, as we test sabirnetug in INTERCEPT-AD, ALTITUDE-AD or future trials, or as the use of sabirnetug becomes more widespread if it receives regulatory approval, we may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects become later known in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit approval of sabirnetug or any future product candidates;
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
•sales of the drug may decrease significantly or sabirnetug or any future drug could become less competitive; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of sabirnetug or any future product candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.
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
Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. The enrollment delays we experienced in our INTERCEPT-AD clinical trial resulted in increased development costs for the trial, including costs related to initiating additional trial sites, and any future enrollment delays we may experience in clinical trials of sabirnetug or any other product candidates we may develop may result in increased development costs for our product candidates, which would harm our business, financial condition and results of operations.
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
We cannot be certain that sabirnetug or any of our future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.
We currently have no product candidates approved for sale and we cannot guarantee that we will ever have marketable product candidates. Sabirnetug is our sole product candidate and is designed for the treatment of AD. Our ability to generate revenue related to sales of sabirnetug, if ever, will depend on the successful development and regulatory approval of sabirnetug for the treatment of AD and, potentially, other indications.
The development of a product candidate and its approval and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to extensive regulation by the FDA, the EMA and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States, Europe or other countries until we receive approval of a BLA from the FDA or MAA from the EMA, respectively. We have not submitted any marketing applications for sabirnetug.
BLAs and MAAs must include extensive nonclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. BLAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the drug. Obtaining approval of a BLA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we submit a BLA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of product candidates.
Even if a drug is approved, the FDA or the EMA, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of product candidates with which we must comply prior with marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, nonclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of drug development and the emergence of new information regarding sabirnetug or other product candidates we may develop in the future. Also, regulatory approval for any of our product candidates may be withdrawn.
We have completed the INTERCEPT-AD Phase 1 clinical trial in patients with AD and expect to initiate a Phase 2 clinical trial in the first half of 2024. Before we submit a BLA to the FDA or an MAA to the EMA for sabirnetug for the treatment of patients with AD, we will be required to successfully complete at least one pivotal clinical trial. The FDA and the EMA generally expect two pivotal clinical trials to support approval, although a single pivotal trial may be allowed in certain circumstances. In addition, we must scale up manufacturing and complete other standard nonclinical and clinical studies. We cannot predict whether our current or future trials will be successful or whether regulators will agree with our plans or conclusions regarding the nonclinical studies and the clinical trials we conduct.
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
Our sole product candidate is sabirnetug. We may not be able to identify and successfully develop new product candidates in addition to sabirnetug. Even if we are successful in building our product pipeline, the potential product candidates that we identify may not be suitable for clinical development or, if deemed suitable for clinical development, successful in any clinical trials. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which would result in significant harm to our financial position and adversely affect our stock price.
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
We may develop sabirnetug and future product candidates for use in combination with other therapies, which could expose us to additional regulatory risks.
We may develop sabirnetug and future product candidates for use in combination with one or more other approved therapies for AD. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.
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
As product candidates proceed through nonclinical studies to late-stage clinical trials toward potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. For example, through our CMOs we plan to implement a larger scale sabirnetug manufacturing process with increased yields and at larger scale production levels. We are also developing a lyophilized drug product form and refrigeration-stable formulation as well.
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
Risks Related to the Commercialization of Our Product Candidates
Even if sabirnetug or any other product candidate we may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
If sabirnetug or any other product candidate we may develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
•the availability of third-party coverage and adequate reimbursement for sabirnetug and any other product candidates, once approved;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products together with other medications.
If we are unable to enter into a commercial collaboration or, alternatively, establish internal sales, marketing and distribution capabilities for sabirnetug or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
We do not have sales or marketing infrastructure. To achieve commercial success for sabirnetug or any other product candidate for which we may obtain marketing approval, we will either need to establish a commercial collaboration with a pharmaceutical company that has a sales and marketing organization or we will be required to develop these capabilities internally. There are risks and limitations associated with entering into a commercial collaboration. For example, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. Even if we are able to enter into a collaboration, our revenue and profitability, if any, are likely to be significantly lower than if we were able to successfully commercialize a product ourselves. In addition, we likely would have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.
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
The affected populations for sabirnetug or any other product candidate we may develop may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
Our projections of the number of people who have AD, as well as the subset of people with AD who have the potential to benefit from treatment with sabirnetug, are estimates based on our knowledge and understanding of the disease. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of the disease or narrow the universe of patients who would be understood to potentially benefit for treatment with sabirnetug, if approved. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain approval for sabirnetug, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of sabirnetug.
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
If sabirnetug or any other product candidate we develop is approved by the FDA, we may only promote or market our product candidate for its specifically approved indications and consistent with its approved labeling. We or any third-party collaborator responsible for commercialization of our products will train the marketing and sales forces responsible for our products against promoting them for uses outside of their approved indications for use, known as “off-label uses.” However, neither we nor any future commercial partner of ours will be able to prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. Further, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be an increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation.
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
If approved, sabirnetug will compete with therapies currently approved for the treatment of AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. Sabirnetug may also compete with one or more potentially disease-modifying therapeutics that target Aß or amyloid plaques, including Eisai’s Leqembi (lecanemab), which was given full approval by the FDA in July 2023. Also in July 2023, Centers for Medicare and Medicaid Services, or CMS, announced it would cover Leqembi when a physician and care team participates in a CMS-facilitated registry. The FDA issued a complete response letter to Eli Lilly and Company in January 2023 for the accelerated approval submission of donanemab. In May 2023, Eli Lilly announced results from its donanemab Phase 3 TRAILBLAZER-ALZ 2 trial, and expects regulatory action from the FDA on donanemab in 2024.
Other companies known to be developing therapies with Aß-, AßO-, and amyloid plaque-related targets include AbbVie Inc., Alnylam Pharmaceuticals, AltPep Corporation, Alzheon, Inc., Alzinova AB, BioArctic AB, Biogen Inc., Chugai Pharmaceutical Co. Ltd., Cognition Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Novartis AG, Priavoid GmbH, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, its wholly owned subsidiary) Vaxxinity, Inc., Vivoryon Therapeutics N.V. and Wavebreak Therapeutics, Inc. Additionally, sabirnetug, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie Inc., AC Immune SA, Alector, Inc., Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biogen Inc., Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Denali Therapeutics, Inc., Eisai Co., Ltd., Johnson & Johnson (including Janssen, its wholly-owned subsidiary), H. Lundbeck A/S, Lighthouse Pharma, Roche Holding AG, and Takeda Pharmaceutical Co. Ltd.
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
If we are successful in achieving regulatory approval to commercialize any biologic product candidate that we develop, such biologic product candidate may face competition from biosimilar products. In the United States, sabirnetug is, and we expect that any other product candidate we may seek to develop likely will be, regulated by the FDA as a biologic product subject to approval under the BLA pathway. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four (4) years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
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
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement from third-party payors for sabirnetug and any other product candidate we successfully develop, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage.
Third-party payors determine which products and procedures they will cover and establish reimbursement levels. Coverage may be more limited than the approved indication in the label; provided only if the specific conditions are met; or subject to measures to control utilization (such as a prior approval process for coverage). One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage. Even if a third-party payor covers a particular product or procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure, including costs associated with products used during the procedure, and may be unwilling to undergo such procedures in the absence of such coverage and adequate reimbursement. Physicians may be unlikely to offer procedures for such treatment if they are not covered by insurance and may be unlikely to purchase and use our product candidates, if approved, for our stated indications unless coverage is provided and reimbursement is adequate. In addition, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.
Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. Further, increasing efforts by third-party payors to limit healthcare costs may cause such payors to limit both coverage and the level of reimbursement for newly approved products and, as a result, payors may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates.
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
There can be no assurance that sabirnetug or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that the product candidate will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
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
In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. California has created a data privacy agency authorized to implement and enforce the CCPA, which could result in increased enforcement. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Other states have considered and/or enacted similar privacy laws, including Virginia, Connecticut, Colorado and Utah, which passed privacy laws that went into operation in 2023. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.
Outside of the United States, data protection laws, including the E.U. General Data Protection Regulation, or the GDPR, which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), or the UK GDPR, also apply to certain of our operations. Legal requirements in many countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The EU and UK GDPR impose, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data of individuals within the EU and UK, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Companies that must comply with the EU and UK GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with applicable data protection laws and regulations could result in government investigations and/or enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our business, financial condition and results of operations.
Although we work to comply with applicable laws and regulations relating to data privacy and security, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Monitoring, preparing for and complying with the array of privacy and security legal regimes to which we are subject also requires us to devote significant resources, including, without limitation, financial and time-related resources. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Combined with the frequency with which new privacy and security laws are introduced globally, this means that we may be required to make changes to our operations or practices in an effort to comply with them. Such changes may increase our costs and reduce our net sales. We may also face inconsistent legal requirements across the various jurisdictions in which we operate, further raising both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
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
Risks Related to Our Dependence on Third Parties
We currently rely on CMOs to supply components of and manufacture sabirnetug. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to develop sabirnetug in a timely manner.
We do not own or operate manufacturing facilities and rely on a limited number of CMOs to manufacture our product candidates. We have entered into agreements with third-party CMOs to manufacture sabirnetug and supply the Phase 1 and 2 clinical trial material, in compliance with applicable regulatory and quality standards. We intend to continue to rely on third-party CMOs to manufacture our clinical supply for the foreseeable future. Any replacement of a third-party CMO could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate clinical supply that meets the necessary quality standards may delay our development or commercialization.

Our reliance on CMOs for manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. Under certain circumstances, these CMOs may be entitled to terminate their engagements with us. If a CMO terminates its engagement with us, or does not successfully carry out its contractual duties, meet expected deadlines or manufacture sabirnetug or any other product candidate that we develop in accordance with regulatory requirements, or if there are disagreements between us and a CMO, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of sabirnetug or any other product candidate. In such instance, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or available on acceptable terms, which would cause additional delay or increased expense prior to the approval of sabirnetug or any future product candidate and would thereby have a negative impact on our business, financial condition, results of operations and prospects.
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
We intend to rely on CROs and other third parties to conduct, supervise and monitor a significant portion of our research and nonclinical testing and clinical trials for sabirnetug or any future product candidates, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
We intend to engage CROs and other third parties to conduct our planned nonclinical studies or clinical trials, including INTERCEPT-AD, ALTITUDE-AD and future clinical trials of sabirnetug, and to monitor and manage data. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, in the future. Any of these third parties may terminate their engagements with us in accordance with the applicable contract, whether in the event of an uncured material breach or at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval for sabirnetug or any other product candidate we develop.
We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.
If any of our third-party manufacturers encounter difficulties in production of sabirnetug or any future product candidate we develop, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or, if approved, for commercial sale could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
The processes involved in manufacturing sabirnetug and any other product candidate we may develop are highly regulated and subject to multiple risks. As product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.
In order to conduct clinical trials of our product candidates, or supply commercial product candidates, if approved, we will need to manufacture them in both small and large quantities. We currently rely on third parties to manufacture sabirnetug for clinical trial purposes, and our manufacturing partners will have to modify and scale-up the manufacturing process when we transition to commercialization of our product candidates. Our manufacturing partners may be unable to successfully modify or scale-up the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.
In addition, the manufacturing process for any product candidates that we may develop is subject to FDA, EMA and foreign regulatory requirements and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying cGMPs on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce product candidates in accordance with the requirements of the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such product candidates. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third-party contract manufacturers will be able to manufacture the approved product in accordance with the requirements of the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.
We will likely seek collaborations with third parties for the development and commercialization of sabirnetug or any future product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates, including sabirnetug.
We will likely seek third-party collaborators for the development and commercialization of sabirnetug and any of our future product candidates in the United States and may enter into collaboration agreements for the development and commercialization of any of our product candidates outside the United States. In the United States, commercialization partners are likely to include large biotechnology or pharmaceutical companies. Our likely collaborators outside the United States would most likely include regional and national pharmaceutical companies and biotechnology companies. If we enter into such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
•economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets;
•compliance with tax, employment, immigration and labor laws for employees traveling abroad;
•taxes in other countries;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing war in Ukraine and the Israel-Hamas war, or natural disasters, including earthquakes, volcanoes, typhoons, pandemics, epidemics, floods, hurricanes and fires.
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
•an interference proceeding can be initiated by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of any application with an effective filing date before March 16, 2013;
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
Our product candidate is protected by patents covering the composition of matter and methods of using sabirnetug. The patents in this portfolio are expected to expire in 2031 without taking into account any possible extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We cannot be certain that we will file and, if filed, obtain patent protection for our product candidate beyond our rights in the current sabirnetug patent portfolio. If we are unable to obtain additional patent protection on sabirnetug, our primary protection from biosimilar market entry will be limited to regulatory biologic exclusivity.
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
We were a party to a collaboration agreement with Merck to research, discover and develop certain technology related to amyloid beta-derived diffusible ligands, or ADDLs. This collaboration was initiated in 2003 and was later terminated by Merck in 2011. During the collaboration, sabirnetug, an ADDL-binding antibody, was developed and intellectual property was filed by Merck. Under the surviving provisions of the collaboration agreement, Merck exclusively licensed Merck’s interest in patent rights claiming ADDL antibodies, ADDL antigens and/or products to Acumen. If a dispute were to arise in the future as to our rights to the intellectual property under the agreement, our ability to commercialize sabirnetug may be jeopardized.
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
We may be subject to claims that former employees (including former employees of our licensors), collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. For example, we may have inventorship disputes arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidate or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through in-licenses.
Presently we have intellectual property rights to our product candidate through a license from Merck. We also have an intellectual property license through a license with Northwestern University, or Northwestern, and, if this agreement remains in place, we could be required to pay low single digit royalties to Northwestern in the future. We entered into a single product license agreement with Lonza Sales AG on November 2, 2022, for non-exclusive access to Lonza’s glutamine synthetase gene expression system known as the GS System®, to use, develop and manufacture sabirnetug. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidate. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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
Further, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies or product candidate are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or internationally that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or product candidate.
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
Risks Related to Legal and Regulatory Compliance Matters
Our business operations, including our relationships with healthcare providers, including physicians, third-party payors, patients, other customers or organizations in a position to influence current and future business are subject, directly or indirectly, to extensive regulation under healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our business operations and current and future arrangements with healthcare providers, including physicians, third-party payors, patients, other customers or other parties in a position to influence current and future business subject us to various federal and state fraud and abuse laws and other healthcare laws. These laws will impact, among other things, our current research activities and any future educational, promotional, and other activities related to the commercialization of any products we may market and the operation of our business generally. The laws that affect our operations, some of which may apply only if and when we have a marketed product include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly;
•the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, also imposes obligations on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” if those business associates create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as the business associates’ covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
•the FDCA, which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
•federal laws, such as the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
•federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the so-called federal “sunshine law” or Open Payments which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and state laws which regulate interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures or pricing information and/or require licensing or registration of sales representatives.
Given the breadth of the laws and regulations and narrowness of any exceptions, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Even if we obtain regulatory approval for sabirnetug or any future product candidates, they will remain subject to ongoing regulatory oversight, which may result in significant additional expense.
Even if we obtain regulatory approval for sabirnetug or any future product candidates, such product candidates will be subject to ongoing regulatory requirements applicable to research, development, testing, manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals that we receive for sabirnetug or any future product candidates may also be subject to REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval or requirements that we conduct potentially costly post-marketing testing and surveillance studies, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
If we fail to comply with applicable regulatory requirements following approval of sabirnetug or any future product candidates, a regulatory authority may:
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize sabirnetug or any future product candidates and harm our business, financial condition, results of operations and prospects.
Even if we obtain FDA or EMA approval for any of our product candidates in the United States or European Union, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. More generally, the ACA expanded health care coverage through Medicaid expansion and the implementation of the “individual mandate” for health insurance coverage.
Beyond the ACA, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminated the statutory cap on Medicaid drug rebate program rebates (currently set at 100% of a drug’s “average manufacturer price”) effective January 1, 2024. As another example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The focus on health care reform, including reform of drug pricing and payment, has continued in the wake of the IRA. For example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation, or CMMI, could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries, which report proposed various models that CMMI is currently developing.
Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and subsequent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.
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
General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
We expect that these and other reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.
In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for sabirnetug or any other product candidate we may develop. We cannot determine how changes in regulations, statutes, policies or interpretations, when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recalls, replacements, or discontinuance of one or more of our products, and
•additional recordkeeping.
Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of sabirnetug or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition and results of operations.
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
There are growing risks related to the security, confidentiality and integrity of personal and corporate information stored and transmitted electronically due to increasingly diverse and sophisticated threats to networks, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, and nation state or state-sponsored actors, to employee malfeasance and human or technological error. Cyberattacks against companies like ours have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. In addition, many of our employees work remotely, which may increase our vulnerability to cyber and other information technology risks. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards.
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely (including our vendors, contractors and other third-party partners who process information on our behalf or have access to our systems), are vulnerable to damage from computer viruses, malware, ransomware, phishing attacks and other forms of social engineering, denial-of-service attacks, third party or employee theft or misuse and other negligent actions, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, security incidents, disruptions, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims (including class claims) and liability, substantial remediation costs, regulatory enforcement, liability under data protection laws, additional reporting requirements and damage to our reputation, and the further development of our product candidates could be delayed.
Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of sabirnetug or any other product candidate. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.
Risks Related to Employee Matters and Managing our Growth
We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.
As we advance sabirnetug through clinical development, and potentially expand the number of our drug development programs, we will need to increase our drug development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•successfully attract and recruit new employees or consultants with the expertise and experience we will require;
•manage our clinical programs effectively, including at numerous clinical sites;
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
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the research and development, clinical, regulatory and business development expertise of Daniel O’Connell, our Chief Executive Officer, James Doherty, our President and Chief Development Officer, Matthew Zuga, our Chief Financial Officer and Chief Business Officer, Eric Siemers, M.D., our Chief Medical Officer, and Russell Barton, our Chief Operating Officer. If we lose the services of any of these individuals, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and the risks to attracting and retaining key personnel may be exacerbated by inflationary pressures on employee wages and benefits. As a result, we may be unable to effectively hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.
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
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market, an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all. An inactive market may also impair our ability to raise capital to continue to fund our operations by selling our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price may be volatile. From July 1, 2021, the date our stock began trading on Nasdaq, through March 20, 2024, our stock price fluctuated from a low of $1.87 to a high of $26.98. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the commencement, enrollment or results of our clinical trials, including INTERCEPT-AD, ALTITUDE-AD and any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for sabirnetug or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•delays in, or termination of, clinical trials;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of sabirnetug or any other product candidate we develop;
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
The stock market in general, and Nasdaq and biotechnology companies listed on Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 20, 2024, we had 60,079,778 shares of common stock outstanding. All of the shares of common stock sold during the initial public offering are currently freely tradable, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933.
Additionally, the holders of approximately 18.6 million shares of common stock, or their transferees, have rights, subject to some conditions, with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital, we may be required to offer these holders the right to participate in the offering and, if we are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
We have filed registration statements on Form S-8 under the Securities Act registering approximately 12,334,367 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans and plan to file additional registration statements on Form S-8 for additional shares of common stock issuable under our equity incentive plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award and the restrictions of Rule 144 in the case of our affiliates.
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
We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. In addition, pursuant to our Loan Agreement, we are prohibited from paying cash dividends. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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
General Risk Factors
We incur significant costs and demands upon management as a result of being a public company.
As a public company listed in the United States, we incur significant legal, accounting and other costs that could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
We have generated net operating loss, or NOL, carryforwards during our history, we expect to continue to generate significant NOL carryforwards for the foreseeable future, and we may not achieve profitability prior to the time that certain of our NOL carryforwards expire. As of December 31, 2023, we had federal and state NOL carryforwards of $67.2 million and $46.9 million, respectively. Of the total federal NOLs of $67.2 million, $6.5 million will begin expiring in the year 2028 as will the state NOLs if not utilized. The remaining $60.7 million of federal NOL carryforwards as of December 31, 2023 do not expire due to the enactment of the Tax Act in 2017, although are limited to eighty percent of taxable income annually. Our NOL carryforwards are subject to review and possible adjustment by U.S. and state tax authorities. Our NOL carryforwards could expire unused or be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 may only be carried forward for 20 taxable years under applicable U.S. federal tax law. Federal NOL carryforwards generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of current year taxable income. Similar rules may apply under state tax laws.
We may also qualify for business tax credits, such as research and development tax credits, which generally may be carried forward 20 years to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. We have not determined the amount of credit carryforward recently due to the cost versus no current benefit of claiming the credit.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Further, a severe or prolonged economic downturn, including a recession or depression resulting from the national or international events or political disruption, such as the ongoing conflict between Russia and Ukraine or the Israel-Hamas war, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy.
In the ordinary course of our business, we and our third-party service providers, such as contract research organizations, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information). The secure maintenance of this information is critical to our business and reputation. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes. While we have adopted administrative, technical and physical safeguards to protect such systems and data, our systems and those of third-party service providers may be vulnerable to a cyber-attack.
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include frameworks to respond to and assess internal and external threats to the security, confidentiality, and integrity of our data and information systems, along with other material risks to our operations, which we review at least annually or whenever there are material changes to our systems or operations.
Our IT department collaborates with our Chief Operating Officer to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have processes to detect potential vulnerabilities and anomalies through technical safeguards. As part of our risk management process, we conduct regular IT security audits to assess and respond to internal and external security threats.
We rely on third parties, including cloud vendors and consultants, for various business functions. Many of our third-party service providers have access to our information systems and data, and we rely on such third parties for the continuous operation of our business operations. We oversee third-party service providers by conducting vendor diligence. Vendors are generally assessed for risk based on the nature of their service, access to data and systems and supply chain risk and, based on that assessment, we conduct diligence that may include completing security questionnaires, onsite evaluation, and scans or other technical evaluations.
Governance.
Our Board of Directors has established oversight mechanisms to manage risks from cybersecurity threats. Our Audit Committee has primary responsibility for oversight of cybersecurity, including the responsibility to review and discuss with management and the Company’s auditors, as appropriate, management risks relating to data privacy, technology and information security, including cyber security and back-up of information systems, and the steps the Company has taken to monitor and control such exposures and the responsibility to confer with management and the Company’s auditors the adequacy and effectiveness of the Company’s information and cyber security policies and the internal controls regarding information security. The Audit Committee, or the Board of Directors as a whole, is briefed on any material cybersecurity incidents that may adversely affect the Company and on cybersecurity risks in general at least once each year.

At the management level, our cybersecurity program is managed by our Director of IT, who reports to our Chief Operating Officer. Our Director of IT has over 12 years of IT security experience in regulated industries such as government, energy, and biopharma. He has over 20 years of combined IT experience.
Our Director of IT and IT Department implement processes around security monitoring and vulnerability testing. Our Director of IT reports at least annually to the Audit Committee and such reporting will include topics such as our risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses and recommendations for changes and updates to policies and procedures.
Although we have experienced cybersecurity incidents in the past, as of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our Company, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or a natural disaster.”
Item 2. Properties.
Our corporate headquarters are currently located in Charlottesville, Virginia, where we lease two office spaces in the same building pursuant to lease agreements that both expired in December 2023. We continue to lease the properties on a month-to-month basis. Additionally, we entered into a 38-month lease, which commenced in October 2023 for approximately 3,758 square feet of office space in Newton, Massachusetts. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
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
Holders of Record
As of March 20, 2024, we had 71 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our loan and security agreement with K2HV currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Equity Compensation Plans
The information required by this item will be set forth in our 2024 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in clinical development following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology) that were reported in July 2023. Sabirnetug is a recombinant humanized IgG2 mAb that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.

In July 2023, we announced topline results from our Phase 1 clinical trial of sabirnetug, called INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this study in 62 participants with early AD. We expect to initiate a Phase 2 clinical trial of sabirnetug, called ALTITUDE-AD, in the first half of 2024. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three arm study designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with mild cognitive impairment or mild dementia due to AD. We intend to use the Integrated Alzheimer’s Disease Rating Scale, or iADRS, at 18 months as the primary outcome measure. Our planned doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg both dosed every four weeks, or Q4W. These dose levels and frequency were selected based on extensive pharmacokinetic, or PK, and pharmacodynamic, or PD, modeling of our Phase 1 data. Based on regulatory feedback from the European Medicines Agency, or EMA, and to enhance the probability that the EMA will consider our Phase 2 study a registration-eligible study for sabirnetug, we anticipate amending the ALTITUDE-AD protocol later this year to change the current Phase 2/3 study to a Phase 2 standalone study. If this happens, any interim analysis may then lead to an initiation of a confirmatory Phase 3 study.
We were incorporated in 1996 and were party to an exclusive license and research collaboration with Merck in 2003. Although we acquired the exclusive rights to sabirnetug from Merck in 2011 following Merck’s strategic decision to focus its AD development efforts on a different product candidate, we did not recommence meaningful operations until we completed our first institutional fundraising in 2018. Since 2018, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our convertible preferred stock and common stock, the issuance of notes, entry into a term loan facility, grant revenue and during our collaboration with Merck, certain payments received under our collaboration agreement.
On July 21, 2023, we issued 16,774,193 shares of our common stock in an underwritten public offering, or the Offering, at a price to the public of $7.75 per share. The net proceeds from the offering, after underwriting discounts and commissions and other offering expenses, were $121.9 million.
In November 2023, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or, together with its affiliates, K2HV. The Loan Agreement provides us with a term loan facility in the aggregate principal amount of up to $50.0 million, of which we have borrowed $30.0 million in the first tranche and which was funded upon closing. The remaining $20.0 million is available for borrowing upon our request, subject to review by the lenders of certain information from us and discretionary approval by the lenders. The term loan facility matures on November 1, 2027 and can be extended to November 1, 2028, subject to our achievement of certain financing milestones. In accordance with the Loan Agreement, we issued to K2HV a warrant to purchase up to 730,769 shares of our common stock at an exercise price of $1.95 per share.
In January 2024, we issued 2,068,246 shares of our common stock under our at-the-market offering program, or the ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $52.4 million and $42.9 million for the years ended December 31, 2023 and 2022, respectively. Approximately $42.3 million, or 81%, of the net loss for the year ended December 31, 2023 was due to research and development spending. As of December 31, 2023, we had an accumulated deficit of $222.8 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. In addition, global economic conditions may impact our ability to raise additional funds, and we may be impacted by disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, rising inflation and supply disruptions, the ongoing conflict between Russia and Ukraine and Israel and Hamas and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.
As of December 31, 2023, we had cash and cash equivalents and marketable securities of $306.1 million; included in this amount is the first tranche of $30.0 million that we received under our Loan Agreement, which was received on November 10, 2023. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “Liquidity and Capital Resources.”
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
As we currently only have one product candidate, sabirnetug, in development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 22% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase, substantially in connection with our continued clinical development activities for sabirnetug.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, consulting, accounting, auditing, tax and patent services, investor and public relations, board of directors’ expenses, information technology, franchise taxes, rent, travel expenses and subscriptions.
We expect that our general and administrative expenses will increase as our organization and headcount needed in the future grows to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to continue to incur significant expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.
Other Income (Expense)
Other income (expense) primarily includes interest income, interest expense, change in fair value of embedded derivatives and other expense, net. The interest income earned, as well as amortization and accretion of premiums and discounts, related to our investments in marketable securities are recorded in interest income. Interest expense includes interest due under the Loan Agreement, as well as the amortization of the related debt discount. The change in fair value of embedded derivatives relates to the embedded derivatives that were bifurcated from the term loan, borrowed under the Loan Agreement, and accounted for as a derivative at fair value and is remeasured at each reporting period for the term of the loan. Other expense, net generally consists of fees incurred on our investments in marketable securities partially offset by sublease income.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Costs and operating expenses
Research and development	$42,318	$32,361	$9,957	31%
General and administrative	18,820	12,876	5,944	46%
Total operating expenses	61,138	45,237	15,901	35%
Loss from operations	(61,138)	(45,237)	(15,901)	35%
Other income (expense)
Interest income	10,791	2,392	8,399	*
Change in fair value of embedded derivatives	(1,360)	—	(1,360)	100%
Interest expense	(581)	—	(581)	100%
Other expense, net	(83)	(11)	(72)	*
Total other income	8,767	2,381	6,386	*
Net loss	$(52,371)	$(42,856)	$(9,515)	22%
*Not meaningful
Research and Development Expenses
Research and development expenses were $42.3 million and $32.4 million for the years ended December 31, 2023 and 2022, respectively. The $9.9 million increase was primarily due to increases in expenses of $4.0 million for personnel-related expenses, including an increase of $1.0 million for non-cash stock-based compensation expenses, $3.2 million for services provided by contractors and consultants, $1.0 million for license agreements, $0.8 million for other clinical trial expenses, $0.6 million for storage, shipping and packaging, $0.3 million for materials, $0.3 million for CRO costs and $0.1 million for travel expenses; all of which was primarily related to increases in costs associated with the planning phase of our anticipated Phase 2 clinical trial and decreases associated with the conclusion of our Phase 1 clinical trial, which was initiated in 2021 with topline results announced in July 2023. All of the above increases were partially offset by a $0.4 million decrease in assay development costs.
General and Administrative Expenses
General and administrative expenses were $18.8 million and $12.9 million for the years ended December 31, 2023 and 2022, respectively. The $5.9 million increase was primarily due to increases of $4.7 million for personnel costs, including an increase of $2.1 million for non-cash stock-based compensation expenses, $0.8 million for consulting expenses, $0.6 million for legal/patent expenses, $0.2 million for audit-related expenses, and $0.2 million for software licenses and computer equipment, partially offset by a reduction of $0.7 million in corporate insurance expenses.
Other Income (Expense)
Other income increased $6.4 million to $8.8 million for the year ended December 31, 2023 from $2.4 million for the year ended December 31, 2022. The increase was primarily attributable to an $8.4 million increase in interest income on our portfolio of marketable securities due to both higher interest rates and increased investment in marketable securities following the Offering; partially offset by a $1.4 million increase in change in the fair value of embedded derivatives due to the increase in fair value of the embedded derivatives that are bifurcated from the term loan under the Loan Agreement, from the time of the closing of the Loan Agreement until December 31, 2023 and an increase in interest expense of $0.6 million related to our Loan Agreement funded in November 2023.

Liquidity and Capital Resources
We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources other than grant revenue and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.
Our operations have been financed primarily by net proceeds from the sale and issuance of our common stock and convertible preferred stock, net proceeds from our IPO and Offering, the issuance of notes, grant revenue and, during our collaboration with Merck & Co. Inc. which was in place from 2003 to 2011, certain payments received under our collaboration agreement.
On July 21, 2023, we issued 16,774,193 shares of our common stock, $0.0001 par value per share, or Common Stock, in the Offering at a price of $7.75 per share. The aggregate net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $121.9 million.
On July 1, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement, or the Sales Agreement, with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated, as sales agents, pursuant to which we may issue and sell shares of our Common Stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program, or ATM, which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, we entered into an amendment to the Sales Agreement, or, as amended, the Amended Sales Agreement, to add BTIG, LLC as a sales agent under the Amended Sales Agreement. Pursuant to the Amended Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our Common Stock. We are not obligated to make any sales of shares of our Common Stock under the ATM. We did not sell any shares of our Common Stock under the ATM during the year ended December 31, 2023.
In January 2024, we issued 2,068,246 shares of Common Stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
On November 10, 2023, we received the first tranche of $30.0 million under the Loan Agreement. As of December 31, 2023, we had cash and cash equivalents and marketable securities totaling $306.1 million. Our available-for-sale marketable securities mature over the next two years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(43,064)	$(35,153)
Net cash provided by (used in) investing activities	(171,671)	39,185
Net cash provided by financing activities	151,753	3,907
Net change in cash and cash equivalents	$(62,982)	$7,939
Operating Activities
Net cash used in operating activities increased by $7.9 million to.$43.1 million for the year ended December 31, 2023 from $35.2 million for the year ended December 31, 2022. The $9.5 million increased net loss for the year ended December 31,

2023, as adjusted for non-cash net expenses totaling $1.7 million, some of which included an increase in stock-based compensation of $3.1 million, a decrease in amortization and accretion on marketable securities of $3.6 million, an increase in change in fair value of embedded derivatives of $1.4 million and an increase in non-cash equipment lease costs of $0.7 million, was responsible for $7.8 million of the increase in cash used in operating activities as compared to the prior year. Working capital changes, including increases in cash used for prepaid expenses and other current assets of $2.1 million, related primarily to advances for research and development, accrued clinical trial expenses of $0.9 million and accounts payable of $0.8 million, were partially offset by increases in cash provided by accrued expenses and other current liabilities of $3.6 million.
Investing Activities
Net cash used in investing activities increased by $210.9 million to $171.7 million for the year ended December 31, 2023 from cash provided by investing activities of $39.2 million for the year ended December 31, 2022, and was primarily due to an increase in purchases of marketable securities of $209.1 million and a decrease in maturities of marketable securities of $1.9 million.
Financing Activities
Net cash provided by financing activities increased by $147.9 million to $151.8 million for the year ended December 31, 2023 from $3.9 million for the year ended December 31, 2022. The increase was primarily due to $121.9 million of net proceeds from the Offering, and $29.5 million of net proceeds under the Loan Agreement for the year ended December 31, 2023, as compared to $3.8 million of net proceeds from the issuance of Common Stock under our ATM for the year ended December 31, 2022.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, conduct clinical trials, and seek marketing approval for our current and any of our future product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. As a result, we expect that we will need to obtain substantial additional funding in connection with our future operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than anticipated if we choose to expand more rapidly than we presently anticipate.
The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:
•the progress, costs, timing and results of ALTITUDE-AD and other potential clinical trials of sabirnetug, including for potential additional indications that we may pursue beyond AD;
•the requirements of the U.S. Food and Drug Administration, or the FDA, and European Medicines Agency, or EMA, and comparable foreign regulatory authorities, for clinical trials and nonclinical studies and other work, for review and approval of sabirnetug for AD;
•the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
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
Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. Additionally, escalation in interest rates, in conjunction with banking failures, may lead to financial institutions being more prudent with capital deployment and tightening lending. If we are unable to raise sufficient additional capital on a timely basis, we could be forced to curtail our planned operations and the pursuit of our business strategy, which would have a material adverse effect on the value of our common stock.
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
•Fair Value of Common Stock—We use the closing price of our publicly traded Common Stock.
•Expected Term—We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the mid-point between the vesting date and the end of contractual term of the option (generally ten years).

•Expected Volatility—Due to our limited operating history and a lack of sufficient company-specific historical and implied volatility data, we have based our estimate of expected volatility on a blended volatility of the volatility of our stock price following our IPO and the historical volatility of a group of industry peers that are publicly traded. We will continue to utilize this blended approach to estimate volatility until a sufficient amount of historical information regarding the volatility of our own stock is available.
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
Clinical trial costs are a significant component of accrued research and development expenses and include costs associated with third-party contractors. We accrue and expense costs for clinical trial activities performed by third parties based upon the work completed to date for each clinical trial in accordance with established agreements. Management determines costs through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services. In the event advance payments are made to an outside service provider, the payments are recorded within prepaid expenses and other current assets in the balance sheet and subsequently recognized as research and development expense in the statement of operations and comprehensive loss when the associated services have been performed. As actual costs become known, we adjust our estimates, liabilities and assets. Inputs used in the determination of estimates discussed above may vary from actual, which will result in adjustments to research and development expense in future periods.
Embedded Derivatives
We evaluate embedded derivatives within convertible debt to determine whether the embedded derivatives should be bifurcated from the host instrument and accounted for as a derivative at fair value that will be remeasured at each reporting period for the term of the loan with changes in fair value recorded in the statements of operations and comprehensive loss. We initially assess the probability of the occurrence of trigger events for bifurcated embedded derivatives in determining fair value. The probability is reassessed at each reporting period during the term of a loan.
We calculate the fair value of embedded derivatives using the Monte Carlo option-pricing model, which requires the use of various highly subjective assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yield. Our selection of the expected volatility, risk-free interest rate and expected dividend yield are discussed above under Stock-Based Compensation Expense.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to use the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.
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
We may take advantage of these provisions until we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026, (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Annual Report on Form 10-K and our other filings with the SEC. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.
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

Item 8. Financial Statements and Supplementary Data.
ACUMEN PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Acumen Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Acumen Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Tysons, Virginia
March 26, 2024

ACUMEN PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$66,886	$130,101
Marketable securities, short-term	176,636	47,504
Prepaid expenses and other current assets	3,093	2,724
Total current assets	246,615	180,329
Marketable securities, long-term	62,553	15,837
Restricted cash	233	—
Property and equipment, net	122	165
Right-of-use asset	381	105
Other assets	221	151
Total assets	$310,125	$196,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,379	$1,640
Accrued clinical trial expenses	4,387	2,717
Accrued expenses and other current liabilities	6,339	3,350
Finance lease liability, short-term	756	—
Operating lease liability, short-term	110	105
Total current liabilities	12,971	7,812
Operating lease liability, long-term	284	—
Debt, long-term	29,897	—
Total liabilities	43,152	7,812
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2023 and 2022; 57,910,461 and 41,025,062 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6	4
Additional paid-in capital	489,453	359,949
Accumulated deficit	(222,798)	(170,427)
Accumulated other comprehensive income (loss)	312	(751)
Total stockholders’ equity	266,973	188,775
Total liabilities and stockholders’ equity	$310,125	$196,587
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$42,318	$32,361
General and administrative	18,820	12,876
Total operating expenses	61,138	45,237
Loss from operations	(61,138)	(45,237)
Other income (expense)
Interest income	10,791	2,392
Change in fair value of embedded derivatives	(1,360)	—
Interest expense	(581)	—
Other expense, net	(83)	(11)
Total other income	8,767	2,381
Net loss	(52,371)	(42,856)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	1,063	(520)
Comprehensive loss	$(51,308)	$(43,376)
Net loss per common share, basic and diluted	$(1.08)	$(1.06)
Weighted-average shares outstanding, basic and diluted	48,609,383	40,601,936
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	40,473,270	$4	$352,981	$(127,571)	$(231)	$225,183
Issuance of common stock for cash, net of issuance costs of $412	422,160	—	3,792	—	—	3,792
Unrealized loss on marketable securities	—	—	—	—	(520)	(520)
Stock options exercised for cash	124,886	—	115	—	—	115
Cashless exercise of stock options	4,746	—	—	—	—	—
Stock-based compensation	—	—	3,061	—	—	3,061
Net loss	—	—	—	(42,856)	—	(42,856)
Balance as of December 31, 2022	41,025,062	4	359,949	(170,427)	(751)	188,775
Issuance of common stock for cash, net of issuance costs of $8,096	16,774,193	2	121,902	—	—	121,904
Stock options exercised for cash	111,206	—	325	—	—	325
Issuance of warrant with Term Loan	—	—	1,132	—	—	1,132
Unrealized gain on marketable securities	—	—	—	—	1,063	1,063
Stock-based compensation	—	—	6,145	—	—	6,145
Net loss	—	—	—	(52,371)	—	(52,371)
Balance as of December 31, 2023	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(52,371)	$(42,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	32
Stock-based compensation expense	6,145	3,061
Amortization of premiums and accretion of discounts on marketable securities, net	(3,121)	487
Change in fair value of embedded derivatives	1,360	—
Amortization of right-of-use asset	123	137
Non-cash research and development expense	739	—
Realized gain on marketable securities	(11)	—
Non-cash interest expense	145	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(369)	1,700
Other assets	(70)	(137)
Accounts payable	(261)	552
Accrued clinical trial expenses	1,670	2,570
Accrued expenses and other current liabilities	2,989	(562)
Finance lease liability	17	—
Operating lease liability	(110)	(137)
Net cash used in operating activities	(43,064)	(35,153)
Cash flows from investing activities
Purchases of marketable securities	(250,634)	(41,514)
Proceeds from maturities and sales of marketable securities	78,981	80,860
Proceeds from sale of property and equipment	3	—
Purchases of property and equipment	(21)	(161)
Net cash provided by (used in) investing activities	(171,671)	39,185
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	121,904	3,792
Proceeds from Term Loan	30,000	—
Payments for financing costs	(476)	—
Proceeds from exercise of stock options	325	115
Net cash provided by financing activities	151,753	3,907
Net change in cash and cash equivalents and restricted cash	(62,982)	7,939
Cash and cash equivalents and restricted cash at the beginning of the period	130,101	122,162
Cash and cash equivalents and restricted cash at the end of the period	$67,119	$130,101
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$169	$—
Supplemental disclosure of noncash financing activities
Right-of-use assets obtained in exchange for finance lease liabilities	$739	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$399	$242
Issuance of warrant with Term Loan	$1,132	$—

The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in clinical development following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 (“IgG2”) monoclonal antibody (“mAb”) that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Public Offering
On July 21, 2023, the Company issued 16,774,193 shares of its common stock, $0.0001 par value per share (“Common Stock”), in a public offering (the “Offering”) at a price of $7.75 per share. The aggregate net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $121.9 million. See additional discussion in Note 8. Stockholders’ Equity.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023 and 2022, the Company had an accumulated deficit of $222.8 million and $170.4 million, respectively, and working capital of $233.6 million and $172.5 million, respectively. During 2023, the Company received cash from the Offering and borrowings with net proceeds of $29.5 million under a term loan facility (see Note 6. Debt). Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these financial statements.
Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of the Company’s products, if approved for commercial sale. The Company expects that it will need to obtain additional financing to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Until such time, if ever, as the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any such financing will be available on terms acceptable to the Company, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation of other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.
The Company completed a Phase 1 clinical trial of sabirnetug in the second quarter of 2023, which the Company named “INTERCEPT-AD.” This trial enrolled 65 patients with “early AD” and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD. In July 2023, the

Company announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this study in 62 participants with early AD. The Company expects to initiate a Phase 2 clinical trial of sabirnetug called “ALTITUDE-AD” in the first half of 2024.
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
Emerging Growth Company
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and has elected to use the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.
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
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. The more significant estimates and assumptions by management include, among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of stock options, the valuation of the warrant to purchase Common Stock and the valuation of embedded derivatives within the Company’s debt, long-term.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $66.2 million and $129.1 million in cash equivalents as of December 31, 2023 and 2022, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.

The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$66,886	$130,101
Restricted cash	233	—
Total cash, cash equivalents and restricted cash	$67,119	$130,101
Marketable Securities
The Company’s marketable securities portfolio consists primarily of investments in money market funds, asset-backed securities, U.S. treasury and agency securities and short-term highly liquid, high credit quality corporate debt securities. The Company considers its marketable securities to be available-for-sale. Available-for-sale securities are classified as cash equivalents, or as short-term or long-term marketable securities based on the maturity date at the time of purchase and their availability to meet current operating requirements. Available-for-sale securities that mature in three months or less from the date of purchase are classified as cash equivalents. Available-for-sale securities, excluding cash equivalents, that mature in one year or less are classified as short-term marketable securities and those that mature in more than one year are classified as long-term.
Securities that are classified as available-for-sale are measured at fair value; see “Fair Value of Financial Instruments” below. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization of premiums and accretion of discounts are recorded along with interest income on investments in interest income, net in the statements of operations and comprehensive loss. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income. The cost of investments sold will be calculated using the specific-identification method.
For securities available-for-sale, Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments eliminates the concept of other-than-temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available-for-sale. The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses and will record a credit loss expense for accrued interest receivable in the period when a credit loss is recorded for the related securities. Management determined that the Company did not require an allowance for credit losses for available-for-sale securities as of December 31, 2023 or 2022, as only a small number of investments had a present value of cash flows expected to be collected in excess of the amortized cost, and the aggregate amount of this credit loss was immaterial. The Company did not have any related write-offs or recoveries for the years ended December 31, 2023 and 2022.
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
To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2023 and 2022.
The carrying values reported in the balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), restricted cash, accounts payable, accrued clinical trial expenses and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt. Certain features of the term loan were determined to be an embedded derivative requiring separate measurement from the loan host instrument.
Property and Equipment
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including leasehold improvements and finance lease right-of-use assets that are amortized over the shorter of their estimated useful lives or the terms of the respective leases. The Company generally uses the following useful lives for its property and equipment categories: three years for computer-related assets and five years for furniture. See Note 7. Leases for additional discussion regarding our finance lease for computer equipment .
Leases
The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases and are recorded in the balance sheet at the commencement date as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and right-of-use assets are amortized over the lease term, or, for finance leases, over the shorter of the lease term or the estimated useful life of the assets. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. For finance leases, the right-of-use asset is amortized on a straight-line basis and the amortization is presented as an operating expense separately from interest expense on the lease liability. Variable lease expenses are recorded when incurred and not included in the measurement of right-of-use assets and lease liabilities.
ASC 842 provides practical expedients for an entity’s ongoing accounting. In calculating right-of-use assets and lease liabilities, the Company has elected to combine lease and non-lease components for real estate leases, but has not elected to combine lease and non-lease components for computer equipment leases. Additionally, the Company has elected not to recognize a right-of-use asset or lease liability for leases with an initial term of 12 months or less. For short-term leases, the Company recognized lease payments on a straight-line basis over the lease term.
Debt Discount and Debt Issuance Costs
The debt discount, which reduces the related debt balance in the balance sheets, is comprised of debt issuance costs, contractual fees due upon repayment of the debt, the issuance date fair value of warrants issued with the debt and the issuance date fair value of any derivatives that are bifurcated from the debt. Debt issuance costs include direct costs (e.g., legal costs and bank fees) incurred to issue non-revolving debt instruments. The debt discount is amortized to interest expense over the contractual term of the related debt using the effective interest method.
Embedded Derivatives
The Company evaluates embedded derivatives within debt to determine whether the embedded derivatives should be bifurcated from the host instrument and accounted for as a derivative at fair value that will be remeasured at each reporting period for the term of the loan, with changes in fair value recorded in the statements of operations and comprehensive loss. Management initially assesses the probability of the occurrence of trigger events for bifurcated embedded derivatives in determining fair value. The probability is reassessed at each reporting period during the term of a loan.
Common Stock Warrant
The Company assesses whether warrants issued require accounting as derivatives. The Company determined that its warrant to purchase Common Stock is not a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, but met the requirements to be classified within stockholders’ equity, as the warrant is indexed to the Company’s own stock and met all of the conditions for equity classification in accordance with ASC 815, Derivatives and Hedging.
Research and Development Expenses
Research and development (“R&D”) expenses primarily consist of consultants and materials, biologic storage, salaries and other personnel-related expenses related to R&D activities and are expensed as incurred. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid or accrued expenses. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs.
Clinical trial costs are a significant component of R&D expenses and include costs associated with third-party contractors. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon the work completed to date for each clinical trial in accordance with established agreements. The Company determines its costs through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical trials or services and the contracted fee to be paid for such services. In the event advance payments are made to an outside service provider, the payments are recorded within prepaid expenses and other current assets in the balance sheets and subsequently recognized as R&D expense in the statements of operations and comprehensive loss when the associated services have been performed. As actual costs become known, the Company adjusts its estimates, liabilities and assets. Inputs used in the determination of estimates discussed above may vary from actual, which will result in adjustments to R&D expense in future periods.
Stock-based Compensation
The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant date fair value of the awards and actual forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of complex assumptions including the fair value of the Common Stock, expected volatility, risk-free interest rate, expected dividends, and the expected term of the option. The fair value of restricted stock units (“RSUs”) is the closing market price of the Common Stock on the date of the grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period.

All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the Statements of Operations and Comprehensive Loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See also Note 9. Stock-based Compensation below.
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and R&D tax credit carryforwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all of its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has not recorded any liabilities related to uncertain tax positions as of December 31, 2023 and 2022. The Company’s policy is to record interest and penalties, if any, as part of income tax benefit. No interest or penalties were recorded during the years ended December 31, 2023 and 2022.
Net Loss Per Share of Common Stock
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential shares of common stock are excluded if their effect is anti-dilutive. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For the year ended December 31, 2023, potential common shares consisted of stock options, restricted stock units, convertible debt and a warrant to purchase Common Stock. For the year ended December 31, 2022, potential shares of common stock consisted of stock options.
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	December 31,
	2023	2022
Shares issuable upon exercise of stock options	7,523,947	5,610,893
Shares issuable upon conversion election for Term Loan	988,142	—
Shares issuable upon exercise of warrant	730,769	—
Unvested RSUs	328,500	—
Total	9,571,358	5,610,893
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

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as ASC 326. ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this guidance on January 1, 2023. The Company’s marketable securities portfolio consists entirely of available-for-sale debt securities and, as such, the adoption of this guidance did not have a material impact on its financial statements and disclosures upon adoption, but it did require the Company to provide additional disclosures related to its available-for-sale debt securities in a continuous unrealized loss position.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), to address the complexity associated with applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments, which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The Company early adopted this guidance on January 1, 2023, with no impact to the financial statements or results of operations of the Company.
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$144,184	$97	$(191)	$144,090
Government and agency - U.S. securities	32,470	82	(6)	32,546
Total available-for-sale securities, short-term	176,654	179	(197)	176,636
Available-for-sale securities, long-term
Corporate debt securities	57,240	320	(15)	57,545
Government and agency - U.S.	4,985	23	—	5,008
Total available-for-sale securities, long-term	62,225	343	(15)	62,553
Total available-for-sale securities	$238,879	$522	$(212)	$239,189

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$30,174	$—	$(249)	$29,925
Government and agency - U.S. securities	15,032	—	(357)	14,675
Asset-backed securities	3,006	—	(102)	2,904
Total available-for-sale securities, short-term	48,212	—	(708)	47,504
Available-for-sale securities, long-term
Corporate debt securities	15,880	—	(43)	15,837
Total available-for-sale securities, long-term	15,880	—	(43)	15,837
Total available-for-sale securities	$64,092	$—	$(751)	$63,341
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of available-for-sale marketable securities with unrealized losses, which have been segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months (in thousands):

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$78,995	$(152)	$12,074	$(54)	$91,069	$(206)
Government and agency - U.S. securities	5,585	(6)	—	—	5,585	(6)
Total	$84,580	$(158)	$12,074	$(54)	$96,654	$(212)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$29,515	$(58)	$16,247	$(234)	$45,762	$(292)
Asset-backed securities	—	—	2,904	(102)	2,904	(102)
Government and agency - U.S. securities	3,026	(7)	11,649	(350)	14,675	(357)
Total	$32,541	$(65)	$30,800	$(686)	$63,341	$(751)
As of December 31, 2023, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within two years. As noted in the table above, although some of the Company’s available-for-sale marketable securities as of December 31, 2023 have been in an unrealized loss position for more than 12 months, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the years ended December 31, 2023 and 2022. The Company recorded an immaterial realized gain during the year ended December 31, 2023 and had no realized gains or losses during the year ended December 31, 2022.

NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$66,207	$—	$—	$66,207
Marketable securities
Corporate debt securities	—	201,635	—	201,635
U.S. treasury securities	—	37,554	—	37,554
Total fair value	$66,207	$239,189	$—	$305,396
Liabilities included in:
Debt, long-term
Embedded derivative liabilities	$—	$—	$2,560	$2,560
Total fair value	$—	$—	$2,560	$2,560

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2022
Assets included in:
Cash and cash equivalents
Money market securities	$129,100	$—	$—	$129,100
Marketable securities
Corporate debt securities	—	45,762	—	45,762
Asset-backed securities	—	2,904	—	2,904
Government and agency - U.S.	—	14,675	—	14,675
Total fair value	$129,100	$63,341	$—	$192,441
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

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2023 (in thousands):

Balance, January 1, 2023	$—
Fair value of embedded derivatives at issuance of Term Loan	1,200
Change in fair value of embedded derivatives	1,360
Balance, December 31, 2023	$2,560
For the year ended December 31, 2023, the fair value of the embedded derivatives in the Term Loan has been estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the embedded derivatives in the Term Loan as of December 31, 2023 and November 10, 2023 (inception) is as follows:

	December 31,	November 10,
	2023	2023
Conversion price	$2.53	$2.53
Expected term (in years)	4.7	4.9
Expected equity volatility	106.7%	102.5%
Risk-free interest rate	3.9%	4.7%
Discount for lack of marketability	11.5%	9.5%
Expected dividend yield	0%	0%
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development service agreements	$1,680	$1,077
Prepaid insurance	807	1,106
Interest receivable	225	—
Dues and subscriptions	175	105
Prepaid raw materials	98	199
Other	108	237
Total prepaid expenses and other current assets	$3,093	$2,724
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation and other employee liabilities	$3,692	$2,008
Research and development	2,186	1,211
Interest	249	—
Other	212	131
Total accrued expenses and other current liabilities	$6,339	$3,350

NOTE 6. DEBT
Term Loan
On November 10, 2023, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided the Company with a term loan facility (the “Term Loan”) in the aggregate principal amount of $50.0 million, of which the Company borrowed $30.0 million in the first tranche upon closing. The remaining $20.0 million is available for borrowing upon the Company’s request based on review of certain information and discretionary approval from the lenders. The Loan Agreement bears interest per annum at the greater of 9.65% or the sum of the prime rate last quoted in The Wall Street Journal plus 1.15% for such interest period and the principal amount of Term Loan outstanding under the Loan Agreement. The Term Loan matures on November 1, 2027, and can be extended to November 1, 2028, if the Company achieves certain financing milestones. The Loan Agreement provides for a final payment fee of an additional $1.6 million (the “Final Payment”) due upon repayment of the Term Loan.
The principal and interest of the Term Loan are to be repaid in equal monthly installments beginning on July 1, 2026 through the maturity of the Loan Agreement. The Loan Agreement allows prepayments of the entire Term Loan or a portion of the Term Loan of more than $5.0 million, provided that any partial prepayment will leave outstanding borrowings of at least $15.0 million.
The lenders can elect to convert up to $2.5 million of the Term Loan (the “Conversion Amount”) to Common Stock at a conversion price of $2.53 (the “Conversion Option”). If the lenders elect to convert the Conversion Amount upon the Next Qualified Financing, as defined in the Loan Agreement whereby the Company receives aggregate gross proceeds of at least $20.0 million, the conversion price will equal the lowest effective cash price per share of securities issued in such Qualified Financing (the “Share-Settled Redemption”). The Conversion Option and Share-Settled Redemption within the Loan Agreement are required to be bifurcated as a single compound embedded derivative (the “Embedded Derivatives”) at fair value, with subsequent changes in fair value recognized in the statements of operations and comprehensive loss.
In accordance with the Loan Agreement, the Company issued an equity-classified warrant to purchase 730,769 shares of Common Stock (the “Loan Warrant”), with an initial allocated fair value of $1.1 million. See additional discussion in Note 8. Stockholders’ Equity.
The initial recognition of the direct fees of $0.5 million, the Final Payment of $1.6 million, the fair value of the Embedded Derivatives of $1.2 million and the fair value of the Loan Warrant of $1.1 million for the Loan Agreement resulted in a discount of $4.4 million, which is being amortized to interest expense over the term of the Loan Agreement using the effective interest method.
Outstanding debt consisted of the following (in thousands):

December 31, 2023
Principal value of Term Loan, including final payment of $1,635	$31,635
Fair value of bifurcated embedded derivatives	2,560
Unamortized debt discount	(4,298)
Total debt, long-term	$29,897
The following table provides the components of interest expense (in thousands):

Year Ended
December 31, 2023
Interest expense based on the coupon interest rate of the outstanding debt	$418
Accretion of debt discount	145
Total interest expense	$563
For the year ended December 31, 2023, the effective interest rate for the Term Loan was 14.3%.

As of December 31, 2023, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payment due for Term Loan	$31,635
NOTE 7. LEASES
Office leases
On September 11, 2023, the Company entered into a lease for office space in Newton, Massachusetts, with a lease term of approximately 38 months beginning October 20, 2023, and which expires on December 31, 2026.
On September 28, 2022, the Company entered into a lease for office space in Charlottesville, Virginia with a lease term of 15 months beginning October 1, 2022. On December 1, 2022, the Company entered into a lease for additional office space in the same building in Charlottesville, Virginia with a lease term of 12 months beginning on January 1, 2023. There is no automatic renewal for either of the Charlottesville, Virginia leases, but the lease agreements provide that any holdover tenancy shall be on a month-to-month basis thereafter.
The Company had been subleasing space in Carmel, Indiana since March 1, 2020. The Company executed a new sublease for this space that was effective on February 1, 2021 and expired on August 30, 2023, at which time the Company ceased to occupy this space. The Company allowed others to sublease a portion of the space from the Company for less than a one-year period. The Company recognizes sublease income in other expense, net in the statements of operations and comprehensive Loss.
Computer Equipment Lease
In September 2023, the Company entered into an agreement with a vendor that included the lease of certain computer equipment for its planned Phase 2 clinical trial with an October 2023 lease commencement date. In January 2024, the Company paid $0.8 million for the computer equipment which will be returned to the vendor at the completion of the vendor’s services under the agreement. Upon the lease inception, the Company recorded non-cash expense of $0.7 million in research and development expense in the statement of operations and comprehensive loss for the right-of-use assets related to the computer equipment lease as the equipment is being used for R&D and does not have an alternative future use.
The following table summarizes quantitative information about the Company’s leases (in thousands):

	Year Ended December 31,
	2023	2022
Finance lease
Interest lease cost	$17	$—
Finance lease expense	17	—
Operating leases
Operating lease cost	133	154
Less: sublease income	(5)	(43)
Operating lease expense	128	111
Short-term lease rent expense	15	13
Total rent expense	$160	$124

Supplemental information related to leases was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2023	2022
Operating cash flows from finance lease	$17	$—
Operating cash flows from operating leases	$121	$154
Right-of-use assets obtained in exchange for finance lease liabilities	$739	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$399	$242
Noncash research and development expense for the right-of-use assets (finance lease)	$739	—
Weighted-average remaining lease term – finance leases (in years)	3.8	—
Weighted-average remaining lease term – operating leases (in years)	3.0	0.7
Weighted-average discount rate – finance leases	9.7%	—
Weighted-average discount rate – operating leases	9.7%	10.0%

As of December 31, 2023, the present value of maturities of the Company’s finance lease liabilities were as follows (in thousands):

Year ended December 31, 2024	$763
Total	763
Less: present value discount	(7)
Finance lease liability	$756

As of December 31, 2023, the present value of maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year ended December 31, 2024	$143
Year ended December 31, 2025	155
Year ended December 31, 2026	158
Total	456
Less: present value discount	(63)
Operating lease liability	$393
NOTE 8. STOCKHOLDERS’ EQUITY
Authorized Shares
As of December 31, 2023, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as Common Stock. Each share of Common Stock issued and outstanding is entitled to one vote.
Public Offering
On July 21, 2023, the Company issued 16,774,193 shares of its Common Stock in a public offering (the “Offering”) at a price of $7.75 per share. The aggregate net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $121.9 million.

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
The Company did not sell any shares of its Common Stock under the ATM during the year ended December 31, 2023. In October 2022, the Company issued 422,160 shares of common stock under the ATM for net proceeds of $3.8 million, at a weighted average price of $10.06 per share. See additional discussion in Note 12. Subsequent Events.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of Common Stock at an exercise price of $1.95 with a ten-year contractual term and an allocated fair value of $1.1 million. This warrant is outstanding as of December 31, 2023. In accordance with ASC 815, the Loan Warrant issued in 2023 did not meet the definition of a derivative and was classified in stockholders’ equity in the balance sheet.
The Black-Scholes option-pricing model was used to estimate the fair value of the warrant on November 10, 2023 with the following weighted average assumptions:

Risk-free interest rate	4.6%
Contractual term (in years)	10
Expected volatility	98.4%
Expected dividend yield	0%
NOTE 9. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s board of directors (“Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the 2013 Plan. As of December 31, 2023, there were 3,231,274 options outstanding under the 2013 Plan.
The number of shares of Common Stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of Common Stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. On January 1, 2023, the number of shares of Common Stock reserved for issuance under the 2021 Plan automatically increased by 2,051,253 shares.
The maximum number of shares of Common Stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of December 31, 2023, 11,773,198 shares were authorized for issuance under the 2021 Plan and 3,674,730 shares remained available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of the statements of operations and comprehensive loss for the periods shown (in thousands):

	Year Ended December 31,
	2023	2022
General and administrative	$4,288	$2,163
Research and development	1,857	898
Total stock-based compensation	$6,145	$3,061
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the years ended December 31, 2023 and 2022 with the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.5% – 4.7%	1.7% – 4.2%
Expected term (in years)	5.5 – 6.1	5.8 – 6.1
Expected volatility	90% - 98%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $4.38 per share and $3.79 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a ten-year contractual term. During the year ended December 31, 2023, the Company also issued option awards to members of its Board that vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and have a ten-year term. The Company became publicly traded in July 2021 and lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	5,610,893	$3.36
Granted	2,045,000	$5.76
Exercised	(111,206)	$2.92
Forfeited	(14,489)	$2.88
Expired	(6,251)	$8.33
Outstanding at December 31, 2023	7,523,947	$4.01	7.7	$9,004
Vested and exercisable at December 31, 2023	4,021,147	$3.17	7.1	$7,055

The intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was approximately $0.5 million and $0.6 million, respectively. As of December 31, 2023, total unrecognized compensation costs related to unvested stock option awards granted was approximately $12.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Restricted Stock Units
In January 2023, the Company granted a RSU award to each of its then-current employees. These RSU awards vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	—	$—
Granted	328,500	$6.11
Unvested at December 31, 2023	328,500	$6.11
As of December 31, 2023, total unrecognized compensation costs related to unvested RSUs was approximately $1.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of Common Stock, became effective on June 30, 2021. The number of shares of Common Stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of Common Stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2023, the number of shares of Common Stock reserved for issuance under the ESPP automatically increased by 410,251 shares. As of December 31, 2023, there are a total of 1,189,983 shares authorized for issuance and there have been no purchases of shares under the ESPP.
NOTE 10. INCOME TAXES
The Company has not recorded any tax provision or benefit for federal income taxes for the years ended December 31, 2023 and 2022. Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and NOL and R&D tax credit carryforwards.
A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	2.5	2.7
Non-deductible stock compensation	(0.4)	(0.5)
Rate change	(0.1)	(1.1)
Other	(0.5)	—
Change in valuation allowance	(22.5)	(22.1)
Income tax provision	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$16,555	$13,125
Capitalized R&D	13,328	6,788
Stock compensation	1,849	675
R&D credit	1,350	1,381
Intangible assets	441	—
Accruals and other temporary differences	575	179
Gross deferred tax assets	34,098	22,148
Valuation allowance	(33,661)	(22,118)
Total deferred tax assets	437	30
Deferred tax liabilities:
Embedded debt derivative liabilities	(274)	—
Other	(163)	—
Depreciation	—	(30)
Total deferred tax liabilities	(437)	(30)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets as of December 31, 2023 and 2022, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating loss (“NOL”) carryforwards and R&D tax credit carryforwards will be used. The Company has determined that it is not more likely than not that its deferred tax assets will be realized. Accordingly, a valuation allowance for the full amount of the net deferred tax assets has been recorded as of December 31, 2023 and 2022. The change in the valuation allowance as of December 31, 2023 from December 31, 2022 is due to the pretax loss incurred for the year ended December 31, 2023.
As of December 31, 2023, the Company had approximately $67.2 million of NOL carryforwards available for federal tax purposes. As a result of the Tax Act of 2017, for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can still be carried forward for up to 20 years, but NOLs generated after December 31, 2017 carryforward indefinitely, but are limited to 80% utilization against taxable income. Of the total federal NOLs of $67.2 million, $6.5 million will begin to expire on December 31, 2028 and $60.7 million will not expire.
As of December 31, 2023, the Company also had approximately $46.9 million of state NOL carryforwards. The state NOLs begin to expire on December 31, 2028.
As of December 31, 2023, the Company had approximately $1.4 million of R&D credit carryforwards available for federal tax purposes, which begin to expire on December 31, 2024.
Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2023. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including NOLs or R&D credits. The Company will reassess the amount of NOLs and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.
The Company is subject to U.S. federal and various state taxes. Generally, the tax years remain open for examination by the federal statute under a three-year statute of limitation; however, states generally keep their statutes open for four years. However, the Company’s tax years from 2004 and after are subject to examination by the United States and state taxing authorities due to the carry forward of unused NOLs and R&D credits.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
In November 2023, the Company entered into a Non-exclusive Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”). Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s drug delivery technology for the development of a subcutaneous formulation of sabirnetug (such combination, the “Halozyme Product”). For the year ended December 31, 2023, the Company recorded R&D expense with an offsetting accrual in accrued expenses and other current liabilities as of December 31, 2023, for the majority of the seven-figure upfront license payment for the Halozyme Product (the “Upfront Payment”), as the Halozyme Product is in its development stage and does not have an alternative future use. See Note 12. Subsequent Events for more information regarding the Upfront Payment. Additionally, the Company will make milestone payments tied to achievement of certain development and commercialization milestone events with respect to the Halozyme Product, as well as milestone payments based on achievement of certain net sales levels of the Halozyme Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Halozyme Product.
In November 2022, the Company entered into a License Agreement (“Lonza License Agreement”) with Lonza Sales AG (“Lonza”). Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug (the “Lonza Product”). Under the terms of the Lonza License Agreement, in consideration of the licenses and consents granted to the Company, the Company paid an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six-digits and a royalty of less than 1% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid six-digits per sublicense and a royalty on net sales in the low single digits where a third party manufactures the Lonza Product. These payment obligations would expire ten years from the first commercial sales of the Lonza Product in such country of sale.
NOTE 12. SUBSEQUENT EVENTS
In January 2024, the Company issued 2,068,246 shares of Common Stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
In January 2024, the Company paid the seven-figure Upfront Payment for the Halozyme Agreement. See Note 11. Commitments and Contingencies for additional information.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as we are not subject to section 404(b) of the Sarbanes-Oxley Act of 2002 due to our status as a “smaller reporting company” and “Non-accelerated filer.”

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our 2024 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this report by reference.
Item 11. Executive Compensation.
The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be set forth in the 2024 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

10.1†
License Agreement, by and between the Registrant and Lonza Sales AG, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 27, 2023).

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

Exhibit Number	Description of Exhibit
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

10.10+
Amended and Restated Employment Agreement, by and between the Registrant and Derek Meisner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40551), filed with the Securities and Exchange Commission on May 9, 2023).

10.11
Lease Agreement, by and between the Registrant and Price-Poore House, LLC, dated September 28, 2022 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 27, 2023).

10.12
Lease Agreement, by and between the Registrant and Price-Poore House, LLC, dated December 1, 2022 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 27, 2023).

10.13*	Lease, by and between Registrant and DIV Washington, LLC, dated September 11, 2023.

10.14*	Non-Exclusive Collaboration and License Agreement, by and between the Registrant and Halozyme, Inc., dated November 5, 2023.

10.15*
Loan and Security Agreement by and among the Registrant and the lenders party thereto, K2 Health Ventures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent, dated as of November 10, 2023.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy for Recoupment of Incentive Compensation.

101.INS*	Inline XBRL Instance Document.

Exhibit Number	Description of Exhibit
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks [***] as the identified confidential portions (i) are not material and (ii) the Registrant customarily and actually treats that information as private or confidential.
+	Indicates management contract or compensatory plan.
#	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUMEN PHARMACEUTICALS, INC.

Date: March 26, 2024	By:	/s/ Daniel O’Connell
Daniel O’Connell Chief Executive Officer
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

Signature	Title	Date

/s/ Daniel O’Connell	Chief Executive Officer and Director	March 26, 2024
Daniel O’Connell	(Principal Executive Officer)

/s/ William Matthew Zuga	Chief Financial Officer and Chief Business Officer	March 26, 2024
William Matthew Zuga	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimberlee C. Drapkin	Director	March 26, 2024
Kimberlee C. Drapkin

/s/ Nathan B. Fountain	Director	March 26, 2024
Nathan B. Fountain, M.D.

/s/ Jeffrey L. Ives	Director	March 26, 2024
Jeffrey L. Ives, PhD

/s/ Derrell D. Porter	Director	March 26, 2024
Derrell D. Porter, M.D.

/s/ Sean Stalfort	Director	March 26, 2024
Sean Stalfort

/s/ Laura Stoppel	Director	March 26, 2024
Laura Stoppel, PhD