Form 10-Q
period 2024-03-31
Acumen Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2024, the registrant had 60,079,778 shares of common stock, $0.0001 par value per share, outstanding.

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
•the therapeutic potential of sabirnetug, including its potential for improved safety and efficacy, as compared to other monoclonal antibodies approved and/or in development, as well as the expectations concerning the INTERCEPT-AD and ALTITUDE-AD clinical trials;
•the success, cost and timing of our development activities, nonclinical studies and clinical trials;
•the structure, timing and focus of our future clinical trials, and the reporting of data from those trials, including our plans to amend the ALTITUDE-AD protocol to change the current Phase 2/3 study to a Phase 2 standalone study, and our plans with respect to our ALTITUDE-AD clinical trial of sabirnetug;
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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk

Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”), on March 26, 2024 (the “Annual Report”), and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,930	$66,886
Marketable securities, short-term	205,582	176,636
Prepaid expenses and other current assets	3,319	3,093
Total current assets	255,831	246,615
Marketable securities, long-term	44,108	62,553
Right-of-use asset	353	381
Restricted cash	234	233
Property and equipment, net	117	122
Other assets	324	221
Total assets	$300,967	$310,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,079	$1,379
Accrued clinical trial expenses	2,367	4,387
Accrued expenses and other current liabilities	2,905	6,339
Finance lease liability, short-term	—	756
Operating lease liability, short-term	121	110
Total current liabilities	8,472	12,971
Operating lease liability, long-term	252	284
Debt, long-term	30,209	29,897
Total liabilities	38,933	43,152
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 60,079,778 and 57,910,461 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	499,843	489,453
Accumulated deficit	(237,671)	(222,798)
Accumulated other comprehensive income (loss)	(144)	312
Total stockholders’ equity	262,034	266,973
Total liabilities and stockholders’ equity	$300,967	$310,125
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$12,449	$8,713
General and administrative	5,325	4,422
Total operating expenses	17,774	13,135
Loss from operations	(17,774)	(13,135)
Other income (expense)
Interest income	4,005	1,832
Interest expense	(1,000)	—
Change in fair value of embedded derivatives	(50)	—
Other expense, net	(54)	(4)
Total other income	2,901	1,828
Net loss	(14,873)	(11,307)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	(456)	227
Comprehensive loss	$(15,329)	$(11,080)
Net loss per common share, basic and diluted	$(0.25)	$(0.28)
Weighted-average shares outstanding, basic and diluted	59,812,000	41,025,062
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	101,071	—	(32)	—	—	(32)
Unrealized loss on marketable securities	—	—	—	—	(456)	(456)
Stock-based compensation	—	—	2,484	—	—	2,484
Net loss	—	—	—	(14,873)	—	(14,873)
Balance as of March 31, 2024	60,079,778	$6	$499,843	$(237,671)	$(144)	$262,034
For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	41,025,062	$4	$359,949	$(170,427)	$(751)	$188,775
Unrealized gain on marketable securities	—	—	—	—	227	227
Stock-based compensation	—	—	1,390	—	—	1,390
Net loss	—	—	—	(11,307)	—	(11,307)
Balance as of March 31, 2023	41,025,062	$4	$361,339	$(181,734)	$(524)	$179,085
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,873)	$(11,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	14
Stock-based compensation expense	2,484	1,390
Amortization of premiums and accretion of discounts on marketable securities, net	(1,763)	(334)
Change in fair value of embedded derivatives	50	—
Amortization of right-of-use asset	28	38
Realized gain on marketable securities	(2)	—
Non-cash interest expense	268	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(226)	(899)
Other assets	35	(44)
Accounts payable	1,700	(878)
Accrued clinical trial expenses	(2,020)	2,486
Accrued expenses and other current liabilities	(3,512)	(603)
Finance lease liability	(23)	—
Operating lease liability	(21)	(38)
Net cash used in operating activities	(17,859)	(10,175)
Cash flows from investing activities
Purchases of marketable securities	(45,292)	(52,131)
Proceeds from maturities and sales of marketable securities	36,100	10,204
Purchases of property and equipment	(11)	—
Net cash used in investing activities	(9,203)	(41,927)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	7,938	—
Payment for financing lease	(739)	—
Payments for deferred offering costs	(60)	—
Repurchase of common shares to pay employee withholding taxes	(32)	—
Net cash provided by financing activities	7,107	—
Net change in cash and cash equivalents and restricted cash	(19,955)	(52,102)
Cash and cash equivalents and restricted cash at the beginning of the period	67,119	130,101
Cash and cash equivalents and restricted cash at the end of the period	$47,164	$77,999
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$756	$—
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs in accrued expenses and other current liabilities	$78	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in the Phase 2 portion of a Phase 2/3 clinical trial called “ALTITUDE-AD” following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology) that were first reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 (“IgG2”) monoclonal antibody (“mAb”) that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has previously demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD. The Company intends to amend the ALTITUDE-AD clinical protocol in 2024 to change the current Phase 2/3 study to a Phase 2 standalone study.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $237.7 million and $222.8 million, respectively, and working capital of $247.4 million and $233.6 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of the Company’s products, if approved for commercial sale. The Company expects that it will need to obtain additional financing to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. Until such time, if ever, as the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any such financing will be available on terms acceptable to the Company, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts.
The Company completed a Phase 1 clinical trial of sabirnetug in the second quarter of 2023, which the Company named “INTERCEPT-AD.” This trial enrolled 65 patients with “early AD” and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD. In July 2023, the Company announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this study in 62 participants with early AD. The Company announced the dosing of the first patient in the ALTITUDE-AD study in May 2024.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of its operations and its cash flows for the periods presented. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.
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
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. The more significant estimates and assumptions by management include, among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of stock options and the valuation of embedded derivatives within the Company’s long-term debt.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $46.4 million and $66.2 million in cash equivalents as of March 31, 2024 and December 31, 2023, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$46,930	$66,886
Restricted cash	234	233
Total cash, cash equivalents and restricted cash	$47,164	$67,119

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$172,005	$19	$(271)	$171,753
Government and agency - U.S.	33,820	12	(3)	33,829
Total available-for-sale securities, short-term	205,825	31	(274)	205,582
Available-for-sale securities, long-term
Corporate debt securities	39,065	88	—	39,153
Government and agency - U.S.	4,945	10	—	4,955
Total available-for-sale securities, long-term	44,010	98	—	44,108
Total available-for-sale securities	$249,835	$129	$(274)	$249,690

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$144,184	$97	$(191)	$144,090
Government and agency - U.S.	32,470	82	(6)	32,546
Total available-for-sale securities, short-term	176,654	179	(197)	176,636
Available-for-sale securities, long-term
Corporate debt securities	57,240	320	(15)	57,545
Government and agency - U.S.	4,985	23	—	5,008
Total available-for-sale securities, long-term	62,225	343	(15)	62,553
Total available-for-sale securities	$238,879	$522	$(212)	$239,189
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

	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$121,622	$(177)	$27,670	$(94)	$149,292	$(271)
Government and agency - U.S.	11,756	(3)	—	—	11,756	(3)
Total	$133,378	$(180)	$27,670	$(94)	$161,048	$(274)

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$78,995	$(152)	$12,074	$(54)	$91,069	$(206)
Government and agency - U.S.	5,585	(6)	—	—	5,585	(6)
Total	$84,580	$(158)	$12,074	$(54)	$96,654	$(212)
As of March 31, 2024, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within less than two years. As noted in the table above, although some of the Company’s available-for-sale marketable securities as of March 31, 2024 have been in an unrealized loss position for more than 12 months, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three months ended March 31, 2024 and 2023. The Company recorded an immaterial realized gain during the three months ended March 31, 2024 and no realized gains or losses during the three months ended March 31, 2023.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2024
Assets included in:
Cash and cash equivalents
Money market securities	$46,395	$—	$—	$46,395
Marketable securities
Corporate debt securities	—	210,906	—	210,906
Government and agency - U.S.	—	38,784	—	38,784
Total fair value	$46,395	$249,690	$—	$296,085
Liabilities included in:
Debt, long-term
Embedded derivatives liabilities	$—	$—	$2,610	$2,610
Total fair value	$—	$—	$2,610	$2,610

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$66,207	$—	$—	$66,207
Marketable securities
Corporate debt securities	—	201,635	—	201,635
Government and agency - U.S.	—	37,554	—	37,554
Total fair value	$66,207	$239,189	$—	$305,396
Liabilities included in:
Debt, long-term
Embedded derivatives liabilities	$—	$—	$2,560	$2,560
Total fair value	$—	$—	$2,560	$2,560
The carrying values reported in the Company’s condensed balance sheets for cash (excluding cash equivalents, which are recorded at fair value on a recurring basis), restricted cash, accounts payable, accrued clinical trial expenses and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt. Certain features of the Company’s term loan facility (the “Term Loan”) were determined to be an embedded derivative requiring separate measurement from the loan host instrument. For additional information regarding the Term Loan, see Note 6. Debt.
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
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2024 (in thousands):

Balance, December 31, 2023	$2,560
Change in fair value of embedded derivatives	50
Balance, March 31, 2024	$2,610
As of March 31, 2024 and December 31, 2023, the fair value of the embedded derivatives in the Term Loan has been estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the embedded derivatives in the Term Loan as of March 31, 2024 and December 31, 2023 is as follows:

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	March 31, 2024	December 31, 2023
Conversion price	$2.53	$2.53
Expected term (in years)	4.5	4.7
Expected equity volatility	102.9%	106.7%
Risk-free interest rate	4.3%	3.9%
Discount for lack of marketability	15.0%	11.5%
Expected dividend yield	0%	0%
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development service agreements	$2,200	$1,680
Prepaid insurance	411	807
Interest receivable	189	225
Prepaid raw materials	124	98
Other	395	283
Total prepaid expenses and other current assets	$3,319	$3,093
Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development service agreements	$186	$221
Deferred offering costs	138	—
Total other assets	$324	$221
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development	$1,140	$2,186
Compensation and other employee liabilities	1,035	3,692
Interest	249	249
Other	481	212
Total accrued expenses and other current liabilities	$2,905	$6,339
NOTE 6. DEBT
On November 10, 2023, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided the Company with a term loan facility (the “Term Loan”), in the aggregate principal amount of $50 million, of which the Company borrowed $30 million in the first tranche upon closing. The remaining $20 million is available for borrowing upon the Company’s request based on review of certain information and discretionary approval from the lenders. The Loan Agreement bears interest per annum at the greater of (i) 9.65% or (ii) the sum of the prime rate last quoted in The Wall Street Journal plus 1.15% for such interest period and the principal amount of the Term Loan outstanding under the Loan Agreement. The Term Loan matures on November 1, 2027, and can be extended to November 1, 2028, if the Company achieves certain financing milestones. The Loan Agreement provides for a final payment fee of an additional $1.6 million (the “Final Payment”) due upon repayment of the Term Loan.
The principal and interest of the Term Loan are to be repaid in equal monthly installments beginning on July 1, 2026 through the maturity of the Loan Agreement. The Loan Agreement allows prepayment of the entire Term Loan or a portion

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
of the Term Loan of more than $5 million, provided that any partial prepayment will leave outstanding borrowings of at least $15 million.
The lenders can elect to convert up to $2.5 million of the Term Loan (the “Conversion Amount”) into the Company’s common stock at a conversion price of $2.53 (the “Conversion Option”). If the lenders elect to convert the Conversion Amount upon the Next Qualified Financing, as defined in the Loan Agreement whereby the Company receives aggregate gross proceeds of at least $20 million, the conversion price will equal the lowest effective cash price per share of securities issued in such Qualified Financing (the “Share-Settled Redemption”). The Conversion Option and Share-Settled Redemption within the Loan Agreement are required to be bifurcated as a single compound embedded derivative (the “Embedded Derivatives”) at fair value, with subsequent changes in fair value recognized in the statements of operations and comprehensive loss.
In accordance with the Loan Agreement, the Company issued an equity-classified warrant to purchase 730,769 shares of common stock (the “Loan Warrant”), with an initial allocated fair value of $1.1 million. See additional discussion in Note 8. Stockholders’ Equity.
The initial recognition of the direct fees of $0.5 million, the Final Payment of $1.6 million, the initial fair value of the Embedded Derivatives of $1.2 million and the fair value of the Loan Warrant of $1.1 million for the Loan Agreement resulted in a discount of $4.4 million, which is being amortized to interest expense over the term of the Loan Agreement using the effective interest method.
Outstanding debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	2,610	2,560
Unamortized debt discount	(4,036)	(4,298)
Total debt, long-term	$30,209	$29,897
The following table provides the components of interest expense (in thousands):

Three Months Ended March 31, 2024
Interest expense based on the coupon interest rate of the outstanding debt	$732
Accretion of debt discount	262
Total interest expense related to debt	$994
For the three months ended March 31, 2024, the effective interest rate for the Term Loan was 13.4%.
As of March 31, 2024, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
The obligations of the Company under the Loan Agreement are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 7. LEASES
Office Lease
On September 11, 2023, the Company entered into a lease for office space in Newton, Massachusetts, with a lease term of approximately 38 months beginning October 20, 2023, and which expires on December 31, 2026.
During 2022, the Company entered into two leases for office space in the same building in Charlottesville, Virginia that both expired in December 2023. Upon the lease expiration, in accordance with the lease terms, the Company began leasing the office space on a month-to-month basis and included these costs in short-term lease rent expense for the three months ended March 31, 2024.
Computer Equipment Lease
The Company has a finance lease, which was effective in October 2023, for certain computer equipment for its ALTITUDE-AD clinical trial. The equipment will be returned to the vendor at the completion of the vendor’s services under the agreement. Upon lease commencement, the Company recorded non-cash expense in research and development expense in the statement of operations and comprehensive loss for the right-of-use assets related to the computer equipment lease as the equipment is being used for research and development and does not have an alternative future use to the Company. In January 2024, the Company paid $0.8 million for the leased equipment and related interest, and has no further payments due for the computer equipment under the finance lease.
The following table summarizes quantitative information about the Company’s leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Finance lease
Interest lease cost	$6	$—
Finance lease expense	6	—
Operating leases
Operating lease cost	37	40
Variable lease cost	1	—
Less: sublease income	—	(3)
Operating lease expense	38	37
Short-term lease rent expense	18	1
Total rent expense	$62	$38

Supplemental information related to leases was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Finance cash flows from finance leases	$739	$—
Operating cash flows from finance lease	$23	$—
Operating cash flows from operating leases	$30	$40
Weighted-average remaining lease term – finance leases (in years)	3.5	—
Weighted-average remaining lease term – operating leases (in years)	2.8	0.4
Weighted-average discount rate – operating leases	9.7%	10.0%

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
As of March 31, 2024, the present value of maturities of the Company’s operating lease liabilities were as follows (in thousands):

Nine months ended December 31, 2024	$113
Year ended December 31, 2025	155
Year ended December 31, 2026	158
Total	426
Less: present value discount	(53)
Operating lease liability	$373
NOTE 8. STOCKHOLDERS’ EQUITY
Authorized Shares
As of March 31, 2024, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock with a par value of $0.0001. Each share of common stock is entitled to one vote.
Shelf Registration and Equity Offerings
On July 1, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Registration Statement”). Pursuant to the 2022 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200 million. On July 21, 2023, the Company issued 16,774,193 shares of common stock at a price of $7.75 per share (the “Offering”). The net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $121.9 million.
In connection with the filing of the 2022 Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agents, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $50 million under an at-the-market offering program (the “ATM”), which is included in the $200 million of securities that may be offered pursuant to the 2022 Registration Statement. On April 23, 2023, the Company entered into an amendment to the Sales Agreement (as amended, the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as a sales agent under the Amended Sales Agreement (BTIG, together with BofA and Stifel, the “Sales Agents”). Pursuant to the Amended Sales Agreement, the Company will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM.
During the three months ended March 31, 2024, the Company issued and sold 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200 million.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of Common Stock at an exercise price of $1.95 with a 10-year contractual term. This equity-classified warrant is outstanding as of March 31, 2024.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 9. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of March 31, 2024, there were 3,231,274 options outstanding under the 2013 Plan.
The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. On January 1, 2024, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increased by 2,895,523 shares.
As of March 31, 2024, a total of 14,668,721 shares were authorized for issuance under the 2021 Plan and 2,882,485 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$1,646	$958
Research and development	838	432
Total stock-based compensation	$2,484	$1,390
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the three months ended March 31, 2024 and 2023 with the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.82% - 4.33%	3.58% - 4.13%
Expected term (in years)	5.3 - 6.1	5.8 - 6.1
Expected volatility	101% - 104%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the three months ended March 31, 2024 and 2023, was $3.18 per share and $4.52 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a 10-year contractual term. Beginning in 2022, the Company has also issued annual option awards to its Board that vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and also have a 10-year term. The Company’s common stock became publicly traded in July 2021 and lacks sufficient company-specific historical and implied volatility information. Therefore, the Company estimates expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
its own historical volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	7,523,947	$4.01
Granted	2,491,550	$3.87
Outstanding as of March 31, 2024	10,015,497	$3.98	8.0	$10,392
Vested and exercisable as of March 31, 2024	4,516,852	$3.30	7.0	$8,062
As of March 31, 2024, total unrecognized compensation costs related to unvested stock option awards was approximately $18.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
Restricted Stock Units
In January 2024 and 2023, the Company granted a restricted stock unit (“RSU”) award to each of its then-current employees. These RSU awards vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	328,500	$6.11
Granted	1,204,640	$4.15
Vested	(109,493)	$6.11
Unvested as of March 31, 2024	1,423,647	$4.45
As of March 31, 2024, total unrecognized compensation costs related to unvested RSUs was approximately $5.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2024, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 579,105 shares. As of March 31, 2024, there are a total of 1,769,088 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
In November 2023, the Company entered into a Non-exclusive Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”). Under the terms of the Halozyme License Agreement, Halozyme

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
granted the Company a non-exclusive license to Halozyme’s drug delivery technology for the development of a subcutaneous formulation of sabirnetug (such combination, the “Halozyme Product”). In January 2024, the Company paid a seven-figure upfront license payment for the Halozyme Product, which was included in accrued expenses and other current liabilities as of December 31, 2023. Additionally, the Company will make milestone payments tied to achievement of certain development and commercialization milestone events with respect to the Halozyme Product, as well as milestone payments based on achievement of certain net sales levels of the Halozyme Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Halozyme Product.
In November 2022, the Company entered into a License Agreement (“Lonza License Agreement”) with Lonza Sales AG (“Lonza”). Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug (the “Lonza Product”). Under the terms of the Lonza License Agreement, in consideration of the licenses and consents granted to the Company, the Company paid an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six-digits and a royalty of less than 1% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid six-digits per sublicense and a royalty on net sales in the low single digits where a third party manufactures the Lonza Product. These payment obligations expire 10 years from the first commercial sales of the Lonza Product in such country of sale.
NOTE 11. NET LOSS PER SHARE
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities not included in the calculation of diluted net loss per common share, because to do so would be anti-dilutive, were as follows for the periods presented:

	March 31,
	2024	2023
Shares issuable upon exercise of stock options	10,015,497	7,238,893
Shares issuable upon conversion election for Term Loan	988,142	—
Shares issuable upon exercise of warrant	730,769	—
Unvested RSUs	1,423,647	328,500
Total	13,158,055	7,567,393

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those described in or implied by these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug (ACU193), in the Phase 2 portion of a Phase 2/3 clinical trial called ALTITUDE-AD following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology) that were first reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has previously demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
In July 2023, we announced topline results from our Phase 1 clinical trial of sabirnetug, called INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of the study in 62 participants with early AD. Sabirnetug was well-tolerated throughout the single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts, with an overall rate of amyloid-related imaging abnormalities, or ARIA-E, of 10.4%. The incidence of ARIA-E was dose dependent, with a rate of 7% for patients given 10 mg/kg or 25 mg/kg and 21% for patients given 60 mg/kg. An analysis of change in amyloid plaque load, as measured by positron emission tomography, or PET, Centiloids, demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. Statistically significant, dose-related central target engagement was observed as measured by sabirnetug-AßO complex, establishing the first target engagement assay developed that is specific to an AßO-targeting antibody. The study also demonstrated near maximal target engagement for patients receiving 25 mg/kg every two weeks or 60 mg/kg every four weeks, an important finding for dose selection in the ALTITUDE-AD study. In November 2023, we announced a number of downstream biomarkers in cerebrospinal fluid, or CSF, specific to amyloid and tau pathology and synaptic injury showed improvement in the INTERCEPT-AD MAD cohorts, further supporting a drug effect of sabirnetug on Alzheimer’s pathology. These included effects of sabirnetug on p-tau181, which reflects damage to neurons and is known to be elevated in cerebrospinal fluid, or CSF, of patients with AD, and effects of sabirnetug on neurogranin and VAMP2, markers which reflect damage to neuronal synapsis and are elevated in CSF of patients with AD.
We announced the dosing of the first patient in the ALTITUDE-AD study in May 2024. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three arm study designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with mild cognitive impairment or mild dementia due to AD. We intend to use the Integrated Alzheimer’s Disease Rating Scale, or iADRS, at 18 months as the primary outcome measure. Our planned doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg both dosed every four weeks, or Q4W. These dose levels and frequency were selected based on extensive pharmacokinetic, or PK, and pharmacodynamic, or PD, modeling of our Phase 1 data. Based on regulatory feedback from the European Medicines Agency, or EMA, and to enhance the probability that the EMA will consider ALTITUDE-AD as a registration-eligible study for sabirnetug, we intend to amend the ALTITUDE-AD protocol later this year to change the current Phase 2/3 study to a Phase 2 standalone study.
We were incorporated in 1996 and were party to an exclusive license and research collaboration with Merck & Co., Inc., or Merck, in 2003. Although we acquired the exclusive rights to sabirnetug from Merck in 2011 following Merck’s strategic decision to focus its AD development efforts on a different product candidate, we did not recommence meaningful operations until we completed our first institutional fundraising in 2018. Since 2018, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of our convertible preferred stock and common stock, the issuance of notes, entry into a term loan facility, grant revenue and, during our collaboration with Merck, certain payments received under our collaboration agreement.
In November 2023, we announced a global collaboration and license agreement with Halozyme, Inc., or Halozyme, to develop a subcutaneous formulation of sabirnetug. We expect to initiate a Phase 1 trial investigating a subcutaneous dosing option of sabirnetug in mid-2024.
In November 2023, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or, together with its affiliates, K2HV. The Loan Agreement provides us with a term loan facility in the aggregate principal amount of up to $50 million, of which we have borrowed $30 million in the first tranche and which was funded upon closing. The remaining $20 million is available for borrowing upon our request, subject to review by the lenders of certain information from us and discretionary approval by the lenders. The term loan facility matures on November 1, 2027 and can be extended to November 1, 2028, subject to our achievement of certain financing milestones. In accordance with the Loan Agreement, we issued to K2HV a warrant to purchase up to 730,769 shares of our common stock at an exercise price of $1.95 per share.
In January 2024, we issued 2,068,246 shares of our common stock under our at-the-market offering program, or ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $14.9 million and $11.3 million for the three months ended March 31, 2024 and 2023, respectively. Approximately $12.4 million, or 84%, of the net loss for the three months ended March 31, 2024 was due to research and development spending. As of March 31, 2024, we had an accumulated deficit of $237.7 million and working capital of $247.4 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. In addition, global economic conditions may impact our ability to raise additional funds, and we may be impacted by disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, rising inflation and supply disruptions, the ongoing conflicts between Russia and Ukraine and Israel and Hamas and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.
As of March 31, 2024, we had cash and cash equivalents and marketable securities totaling $296.6 million, which amount includes the first tranche of $30.0 million that we received under the Loan Agreement with K2HV. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “—Liquidity and Capital Resources.”

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
As we currently only have one product candidate, sabirnetug, in development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 29% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase substantially in connection with our continued clinical development activities for sabirnetug.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, accounting, auditing, taxes, patent services, investor and public relations, board of directors’ expenses, information technology, franchise taxes, rent, travel expenses and subscriptions.
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
Other Income (Expense)
Other income (expense) primarily includes interest income, interest expense, change in fair value of embedded derivatives and other expense, net. The interest income earned, as well as amortization and accretion of premiums and discounts, related to our investments in marketable securities are recorded in interest income. Interest expense includes interest due under the Loan Agreement, as well as the amortization of the related debt discount. The change in fair value of embedded derivatives relates to the embedded derivatives that were bifurcated from the term loan borrowed under the Loan Agreement, and accounted for as a derivative at fair value and is remeasured at each reporting period for the term of the loan. Other expense, net generally consists of fees incurred on our investments in marketable securities partially offset by sublease income.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating expenses
Research and development	$12,449	$8,713	$3,736	43%
General and administrative	5,325	4,422	903	20%
Total operating expenses	17,774	13,135	4,639	35%
Loss from operations	(17,774)	(13,135)	(4,639)	(35)%
Other income (expense)
Interest income	4,005	1,832	2,173	119%
Interest expense	(1,000)	—	(1,000)	100%
Change in fair value of embedded derivatives	(50)	—	(50)	100%
Other expense, net	(54)	(4)	(50)	*
Total other income	2,901	1,828	1,073	59%
Net loss	$(14,873)	$(11,307)	$(3,566)	(32)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $12.4 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. The $3.7 million increase in research and development expenses was primarily due to $1.2 million for higher personnel costs, which included a $0.4 million increase for non-cash stock compensation expenses, a $1.1 million increase for manufacturing and materials costs, a $0.8 million increase related to services provided by research and development contractors and consultants and $0.4 for other clinical trial expenses and $0.3 million for CRO costs; partially offset by a $0.1 million decrease in license expense. CRO costs increased slightly for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the costs incurred associated with the ALTITUDE-AD study, for which we announced the dosing of the first patient in May 2024 and the conclusion of our INTERCEPT-AD clinical trial, which was initiated in 2021 with topline results announced in July 2023.
General and Administrative Expenses
General and administrative expenses were $5.3 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. The $0.9 million increase was primarily due to an increase of $1.0 million in personnel costs, including a $0.7 million increase for non-cash stock compensation expenses, which was partially offset by a decrease of $0.1 million for insurance expense.
Other Income (Expense)
Other income was $2.9 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. The $1.1 million increase was primarily attributable to a $2.2 million increase in interest income on our portfolio of marketable securities due to both higher interest rates and increased investment in marketable securities following our July 2023 public offering, which raised net proceeds of $121.9 million and our borrowings of $30.0 million upon the closing of our Loan Agreement in November 2023. The increased interest income was partially offset by an increase in interest expense of $1.0 million related to our Loan Agreement, as well as a $0.1 million increase in the fair value of the embedded derivatives that are bifurcated from the term loan under the Loan Agreement, and a $0.1 million increase in other expense, net.

Liquidity and Capital Resources
We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources other than grant revenue and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.
Our operations have been financed primarily by net proceeds from the sale and issuance of our common stock and convertible preferred stock, the issuance of notes, grant revenue and, during our collaboration with Merck, which was in place from 2003 to 2011, certain payments received under our collaboration agreement.
On March 27, 2024, we filed a shelf registration statement on Form S-3, or the 2024 Registration Statement. Pursuant to the 2024 Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200 million.
We have a sales agreement, or, as amended, the Sales Agreement, with BofA Securities, Inc., Stifel, Nicolaus & Company, Incorporated, and BTIG, LLC, as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50 million under an at-the-market offering program, or ATM, which is included in the $200 million of securities that were registered for sale pursuant to a registration statement on Form S-3 filed in 2022. Pursuant to the Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM.
In January 2024, we issued 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
As of March 31, 2024, we had cash and cash equivalents and marketable securities totaling $296.6 million. Our available-for-sale marketable securities mature over the next 2 years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(17,859)	$(10,175)
Net cash used in investing activities	(9,203)	(41,927)
Net cash provided by financing activities	7,107	—
Net change in cash and cash equivalents	$(19,955)	$(52,102)
Operating Activities
Net cash used in operating activities increased by $7.7 million to $17.9 million for the three months ended March 31, 2024 from $10.2 million for the three months ended March 31, 2023. Increased net loss of $3.6 million for the three months ended March 31, 2024, adjusted for non-cash expenses including stock-based compensation of $1.1 million, non-cash interest of $0.3 million and change in fair value of embedded derivatives of $0.1 million, which were offset by non-cash income for amortization and accretion on marketable securities of $1.4 million, was responsible for $3.6 million of the increase in cash used as compared to the prior period. Working capital changes also resulted in an increased use of cash of $4.1 million and included increases in cash used for accrued clinical trial expenses of $4.5 million and accrued expenses and other current liabilities of $3.5 million, both of which were primarily due to our increased research and development accruals for our ALTITUDE-AD study; which were partially offset by increases in cash provided by accounts payable of $2.6 million, prepaid expenses and other current assets of $0.7 million, and operating lease liabilities of $0.6 million.
Investing Activities
Cash used in investing activities decreased by $32.7 million to $9.2 million for the three months ended March 31, 2024 from $41.9 million for the three months ended March 31, 2023, and was primarily due to an increase in maturities of marketable securities of $25.9 million and a decrease in purchases of marketable securities of $6.8 million.
Financing Activities
Cash provided by financing activities was $7.1 million for the three months ended March 31, 2024, including $7.9 million of net proceeds from the issuance of our common stock under our ATM, partially offset by a payment of $0.7 million under a finance lease agreement for certain computer equipment for our ALTITUDE-AD clinical trial and $0.1 million of deferred offering costs related to our 2024 Registration Statement.
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
•the requirements of the U.S. Food and Drug Administration, or the FDA, and EMA, and comparable foreign regulatory authorities, for clinical trials and nonclinical studies and other work, for review and approval of sabirnetug for AD;
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses incurred during the reporting periods. Our estimates and assumptions are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A description of our significant accounting policies is included in our Annual Report on Form 10-K. Please read the unaudited condensed financial statements in conjunction with our audited financial statements and accompanying notes in our Annual Report on Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
On June 30, 2021, our Registration Statement on Form S-1, as amended (File No. 333-256945), was declared effective in connection with our IPO. The aggregate net proceeds from our IPO, after underwriting discounts and commissions, and other offering expenses of $15.4 million, were $168.6 million. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 2, 2021.
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

ACUMEN PHARMACEUTICALS, INC.

Date: May 14, 2024	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)