Form 10-Q
period 2024-06-30
Acumen Pharmaceuticals, Inc.
filed 2024-08-13
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission File Number: 001-40551
___________________________
Acumen Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________

Delaware	36-4108129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1210-1220 Washington Street, Suite 210, Newton, Massachusetts	02465
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (434) 297-1000
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ABOS	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, the registrant had 60,079,778 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•the therapeutic potential of sabirnetug, including its potential for improved safety and efficacy as compared to other monoclonal antibodies approved and/or in development, as well as our expectations concerning the INTERCEPT-AD and ALTITUDE-AD clinical trials;
•the success, cost and timing of our development activities, nonclinical studies and clinical trials;
•the structure, timing and focus of our future clinical trials, and the reporting of data from those trials, including our efforts to amend the ALTITUDE-AD clinical trial protocol, which currently provides for a Phase 2/3 study, to a Phase 2 standalone study, and our plans with respect to our ALTITUDE-AD clinical trial of sabirnetug;
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering sabirnetug;
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
•our financial performance; and
•our expectations regarding the time period during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024 (the “Annual Report”), and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,955	$66,886
Marketable securities, short-term	192,517	176,636
Prepaid expenses and other current assets	6,443	3,093
Total current assets	266,915	246,615
Marketable securities, long-term	20,908	62,553
Right-of-use asset	325	381
Restricted cash	235	233
Property and equipment, net	105	122
Other assets	425	221
Total assets	$288,913	$310,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,211	$1,379
Accrued clinical trial expenses	7,027	4,387
Accrued expenses and other current liabilities	4,004	6,339
Finance lease liability, short-term	—	756
Operating lease liability, short-term	125	110
Total current liabilities	15,367	12,971
Operating lease liability, long-term	219	284
Debt, long-term	29,380	29,897
Total liabilities	44,966	43,152
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 60,079,778 and 57,910,461 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	502,313	489,453
Accumulated deficit	(258,208)	(222,798)
Accumulated other comprehensive income (loss)	(164)	312
Total stockholders’ equity	243,947	266,973
Total liabilities and stockholders’ equity	$288,913	$310,125
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$19,533	$9,133	$31,982	$17,846
General and administrative	4,848	4,345	10,173	8,767
Total operating expenses	24,381	13,478	42,155	26,613
Loss from operations	(24,381)	(13,478)	(42,155)	(26,613)
Other income (expense)
Interest income	3,816	1,884	7,821	3,716
Interest expense	(1,004)	—	(2,004)	—
Change in fair value of embedded derivatives	1,100	—	1,050	—
Other expense, net	(68)	(16)	(122)	(20)
Total other income	3,844	1,868	6,745	3,696
Net loss	(20,537)	(11,610)	(35,410)	(22,917)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	(20)	(122)	(476)	105
Comprehensive loss	$(20,557)	$(11,732)	$(35,886)	$(22,812)
Net loss per common share, basic and diluted	$(0.34)	$(0.28)	$(0.59)	$(0.56)
Weighted-average shares outstanding, basic and diluted	60,079,778	41,025,062	59,945,889	41,025,062
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	60,079,778	$6	$499,843	$(237,671)	$(144)	$262,034
Unrealized loss on marketable securities	—	—	—	—	(20)	(20)
Stock-based compensation	—	—	2,470	—	—	2,470
Net loss	—	—	—	(20,537)	—	(20,537)
Balance as of June 30, 2024	60,079,778	$6	$502,313	$(258,208)	$(164)	$243,947
For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	41,025,062	$4	$361,339	$(181,734)	$(524)	$179,085
Unrealized loss on marketable securities	—	—	—	—	(122)	(122)
Stock-based compensation	—	—	1,521	—	—	1,521
Net loss	—	—	—	(11,610)	—	(11,610)
Balance as of June 30, 2023	41,025,062	$4	$362,860	$(193,344)	$(646)	$168,874
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	101,071	—	(32)	—	—	(32)
Unrealized loss on marketable securities	—	—	—	—	(476)	(476)
Stock-based compensation	—	—	4,954	—	—	4,954
Net loss	—	—	—	(35,410)	—	(35,410)
Balance as of June 30, 2024	60,079,778	$6	$502,313	$(258,208)	$(164)	$243,947
For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	41,025,062	$4	$359,949	$(170,427)	$(751)	$188,775
Unrealized gain on marketable securities	—	—	—	—	105	105
Stock-based compensation	—	—	2,911	—	—	2,911
Net loss	—	—	—	(22,917)	—	(22,917)
Balance as of June 30, 2023	41,025,062	$4	$362,860	$(193,344)	$(646)	$168,874
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(35,410)	$(22,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	29
Stock-based compensation expense	4,954	2,911
Amortization of premiums and accretion of discounts on marketable securities, net	(3,222)	(634)
Change in fair value of embedded derivatives	(1,050)	—
Amortization of right-of-use asset	56	76
Realized gain on marketable securities	(2)	—
Non-cash interest expense	539	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,350)	(1,933)
Other assets	(7)	(57)
Accounts payable	2,823	384
Accrued clinical trial expenses	2,640	1,385
Accrued expenses and other current liabilities	(2,335)	(1,013)
Finance lease liability	(23)	—
Operating lease liability	(50)	(76)
Net cash used in operating activities	(34,404)	(21,845)
Cash flows from investing activities
Purchases of marketable securities	(57,093)	(52,131)
Proceeds from maturities and sales of marketable securities	85,605	21,268
Purchases of property and equipment	(16)	—
Net cash provided by (used in) investing activities	28,496	(30,863)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	7,938	—
Payment for financing lease	(739)	—
Payments for deferred offering costs	(188)	(145)
Repurchase of common shares to pay employee withholding taxes	(32)	—
Net cash provided by (used in) financing activities	6,979	(145)
Net change in cash and cash equivalents and restricted cash	1,071	(52,853)
Cash and cash equivalents and restricted cash at the beginning of the period	67,119	130,101
Cash and cash equivalents and restricted cash at the end of the period	$68,190	$77,248
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,496	$—
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs in accounts payable	$9	$2
Deferred offering costs in accrued expenses and other current liabilities	$—	$36
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in Phase 2 of its ALTITUDE-AD clinical trial following the results of INTERCEPT-AD, its Phase 1 clinical trial of sabirnetug in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology), which were first reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 (“IgG2”) monoclonal antibody (“mAb”) that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has previously demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD. The Company is in the process of amending the ALTITUDE-AD clinical trial protocol, which currently provides for a Phase 2/3 study, to a Phase 2 standalone study.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $258.2 million and $222.8 million, respectively, and working capital of $251.5 million and $233.6 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
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
The Company completed its INTERCEPT-AD clinical trial in the second quarter of 2023. This trial enrolled 65 patients and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD. In July 2023, the Company announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this study in 62 participants with early AD.
The Company announced the dosing of the first patient in the ALTITUDE-AD clinical trial in May 2024. The Company expects to complete enrollment in ALTITUDE-AD in the first half of 2025.

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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $67.6 million and $66.2 million in cash equivalents as of June 30, 2024 and December 31, 2023, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$67,955	$66,886
Restricted cash	235	233
Total cash, cash equivalents and restricted cash	$68,190	$67,119

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$152,714	$6	$(201)	$152,519
Government and agency - U.S.	40,000	2	(4)	39,998
Total available-for-sale securities, short-term	192,714	8	(205)	192,517
Available-for-sale securities, long-term
Corporate debt securities	15,866	32	—	15,898
Government and agency - U.S.	5,009	1	—	5,010
Total available-for-sale securities, long-term	20,875	33	—	20,908
Total available-for-sale securities	$213,589	$41	$(205)	$213,425

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$144,184	$97	$(191)	$144,090
Government and agency - U.S.	32,470	82	(6)	32,546
Total available-for-sale securities, short-term	176,654	179	(197)	176,636
Available-for-sale securities, long-term
Corporate debt securities	57,240	320	(15)	57,545
Government and agency - U.S.	4,985	23	—	5,008
Total available-for-sale securities, long-term	62,225	343	(15)	62,553
Total available-for-sale securities	$238,879	$522	$(212)	$239,189
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

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$125,026	$(149)	$19,205	$(52)	$144,231	$(201)
Government and agency - U.S.	28,043	(4)	—	—	28,043	(4)
Total	$153,069	$(153)	$19,205	$(52)	$172,274	$(205)

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
As of June 30, 2024, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within 15 months. As noted in the table above, although some of the Company’s available-for-sale marketable securities as of June 30, 2024 have been in an unrealized loss position for more than 12 months, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three and six months ended June 30, 2024 and 2023. The Company recorded an immaterial realized gain during the three and six months ended June 30, 2024 and no realized gains or losses during the three and six months ended June 30, 2023.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2024
Assets included in:
Cash and cash equivalents
Money market securities	$67,625	$—	$—	$67,625
Marketable securities
Corporate debt securities	—	168,417	—	168,417
Government and agency - U.S.	—	45,008	—	45,008
Total fair value	$67,625	$213,425	$—	$281,050
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$1,510	$1,510
Total fair value	$—	$—	$1,510	$1,510

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$66,207	$—	$—	$66,207
Marketable securities
Corporate debt securities	—	201,635	—	201,635
Government and agency - U.S.	—	37,554	—	37,554
Total fair value	$66,207	$239,189	$—	$305,396
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$2,560	$2,560
Total fair value	$—	$—	$2,560	$2,560
The carrying values reported in the Company’s condensed balance sheets for cash (excluding cash equivalents, which are recorded at fair value on a recurring basis), restricted cash, accounts payable, accrued clinical trial expenses and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt. Certain features of the Company’s term loan facility (the “Term Loan”) were determined to be embedded derivatives requiring separate measurement from the loan host instrument. For additional information regarding the Term Loan, see Note 6. Debt.
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
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2024 (in thousands):

Balance, December 31, 2023	$2,560
Change in fair value of embedded derivatives	(1,050)
Balance, June 30, 2024	$1,510
As of June 30, 2024 and December 31, 2023, the fair value of the embedded derivatives in the Term Loan has been estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the embedded derivatives in the Term Loan as of June 30, 2024 and December 31, 2023 is as follows:

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	June 30, 2024	December 31, 2023
Conversion price	$2.53	$2.53
Expected term (in years)	4.2	4.7
Expected equity volatility	102.7%	106.7%
Risk-free interest rate	4.4%	3.9%
Discount for lack of marketability	14.5%	11.5%
Expected dividend yield	0%	0%
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development service agreements	$5,716	$1,680
Prepaid raw materials	121	98
Interest receivable	106	225
Prepaid insurance	95	807
Other	405	283
Total prepaid expenses and other current assets	$6,443	$3,093
Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred offering costs	$197	$—
Research and development service agreements	184	221
Other	44	—
Total other assets	$425	$221
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Compensation and other employee liabilities	$1,842	$3,692
Research and development	1,772	2,186
Interest	241	249
Other	149	212
Total accrued expenses and other current liabilities	$4,004	$6,339
NOTE 6. DEBT
On November 10, 2023, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided the Company with a term loan facility (the “Term Loan”) in the aggregate principal amount of $50 million, of which the Company borrowed $30 million in the first tranche upon closing. The remaining $20 million is available for borrowing upon the Company’s request based on review of certain information and discretionary approval from the lenders. The Loan Agreement bears interest per annum at the greater of (i) 9.65% or (ii) the sum of the prime rate last quoted in The Wall Street Journal plus 1.15% for such interest period and the principal amount of the Term Loan outstanding under the Loan Agreement. The Term Loan matures on November 1, 2027, and can

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
be extended to November 1, 2028 if the Company achieves certain financing milestones. The Loan Agreement provides for a final payment fee of an additional $1.6 million (the “Final Payment”) due upon repayment of the Term Loan.
The principal and interest of the Term Loan are to be repaid in equal monthly installments beginning on July 1, 2026 through the maturity of the Loan Agreement. The Loan Agreement allows prepayment of the entire Term Loan or a portion of the Term Loan of more than $5.0 million, provided that any partial prepayment will leave outstanding borrowings of at least $15.0 million.
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
Outstanding debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	1,510	2,560
Unamortized debt discount	(3,765)	(4,298)
Total debt, long-term	$29,380	$29,897
The following table provides the components of interest expense (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest expense based on the coupon interest rate of the outstanding debt	$733	$1,465
Accretion of debt discount	271	533
Total interest expense related to debt	$1,004	$1,998
For the three and six months ended June 30, 2024, the effective interest rate for the Term Loan was 13.6% and 13.4%, respectively.
As of June 30, 2024, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
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
During 2022, the Company entered into two leases for office space in the same building in Charlottesville, Virginia that both expired in December 2023. Upon the lease expiration, in accordance with the lease terms, the Company began leasing the office space on a month-to-month basis and included these costs in short-term lease rent expense for the three and six months ended June 30, 2024.
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
The following table summarizes quantitative information about the Company’s leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease
Interest lease cost	$—	$—	$6	$—
Finance lease expense	—	—	6	—
Operating leases
Operating lease cost	37	40	74	80
Variable lease cost	1	—	2	—
Less: sublease income	—	(4)	—	(7)
Operating lease expense	38	36	76	73
Short-term lease rent expense	18	1	36	2
Total rent expense	$56	$37	$118	$75

Supplemental information related to leases was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance cash flows from finance leases	$—	$—	$739	$—
Operating cash flows from finance lease	$—	$—	$23	$—
Operating cash flows from operating leases	$38	$40	$68	$80
Weighted-average remaining lease term – finance leases (in years)	3.3	—	3.3	—
Weighted-average remaining lease term – operating leases (in years)	2.5	0.2	2.5	0.2
Weighted-average discount rate – operating leases	9.7%	10.0%	9.7%	10.0%

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
As of June 30, 2024, the present value of maturities of the Company’s operating lease liabilities were as follows (in thousands):

Six months ended December 31, 2024	$75
Year ended December 31, 2025	155
Year ended December 31, 2026	158
Total	388
Less: present value discount	(44)
Operating lease liability	$344
NOTE 8. STOCKHOLDERS’ EQUITY
Authorized Shares
As of June 30, 2024, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote.
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
In connection with the filing of the 2022 Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agents, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program (the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the 2022 Registration Statement. On April 23, 2023, the Company entered into an amendment to the Sales Agreement (as amended, the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as a sales agent under the Amended Sales Agreement (BTIG, together with BofA and Stifel, the “Sales Agents”). Pursuant to the Amended Sales Agreement, the Company will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock under the ATM. The Company is not obligated to make any sales of shares of its common stock under the ATM.
During the six months ended June 30, 2024, the Company issued and sold 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of Common Stock at an exercise price of $1.95 with a 10-year contractual term. This equity-classified warrant is outstanding as of June 30, 2024.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 9. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000 shares. Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of June 30, 2024, there were 3,227,248 options outstanding under the 2013 Plan.
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
As of June 30, 2024, a total of 14,668,721 shares were authorized for issuance under the 2021 Plan and 2,702,399 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$1,596	$1,058	$3,242	$2,016
Research and development	874	463	1,712	895
Total stock-based compensation	$2,470	$1,521	$4,954	$2,911
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the six months ended June 30, 2024 and 2023 with the following weighted average assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.82% - 5.10%	3.47% - 4.13%
Expected term (in years)	0.9 - 6.1	5.5 - 6.1
Expected volatility	92% - 103%	90%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the six months ended June 30, 2024 and 2023, was $3.00 per share and $4.46 per share, respectively.
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
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	7,523,947	$4.01
Granted	2,745,850	$3.79
Forfeited	(57,871)	$7.36
Expired	(4,026)	$4.47
Outstanding as of June 30, 2024	10,207,900	$3.94	7.8	$4,264
Vested and exercisable as of June 30, 2024	5,173,677	$3.46	6.8	$3,821
As of June 30, 2024, total unrecognized compensation costs related to unvested stock option awards was approximately $16.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Restricted Stock Units
In each of January 2024 and 2023, the Company granted a restricted stock unit (“RSU”) award to each of its then-current employees. These RSU awards vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	328,500	$6.11
Granted	1,204,640	$4.15
Vested	(109,493)	$6.11
Forfeited	(12,317)	$4.59
Unvested as of June 30, 2024	1,411,330	$4.45
As of June 30, 2024, total unrecognized compensation costs related to unvested RSUs was approximately $5.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2024, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 579,105 shares. As of June 30, 2024, there are a total of 1,769,088 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
In November 2023, the Company entered into a Non-exclusive Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”). Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s drug delivery technology for the development of a subcutaneous formulation of sabirnetug (such combination, the “Halozyme Product”). In January 2024, the Company paid a seven-figure upfront license payment for the Halozyme Product, which was included in accrued expenses and other current liabilities as of December 31, 2023. Additionally, the Company will make milestone payments tied to achievement of certain development and commercialization milestone events with respect to the Halozyme Product, as well as milestone payments based on achievement of certain net sales levels of the Halozyme Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Halozyme Product. The upfront license payment and milestones are recorded as in-process research and development expense when incurred.
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

	June 30,
	2024	2023
Shares issuable upon exercise of stock options	10,207,900	7,390,389
Shares issuable upon conversion election for Term Loan	988,142	—
Shares issuable upon exercise of warrant	730,769	—
Unvested RSUs	1,411,330	328,500
Total	13,338,141	7,718,889

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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug (ACU193), in Phase 2 of our ALTITUDE-AD clinical trial following the results of INTERCEPT-AD, our Phase 1 clinical trial of sabirnetug in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s pathology), which were first reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has previously demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
In July 2023, we announced topline results from our INTERCEPT-AD clinical trial, which demonstrated that sabirnetug met the primary and secondary objectives of the study in 62 participants with early AD. Sabirnetug was well-tolerated throughout the single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts, with an overall rate of amyloid-related imaging abnormalities, or ARIA-E, of 10.4%. The incidence of ARIA-E was dose dependent, with a rate of 7% for patients given 10 mg/kg or 25 mg/kg and 21% for patients given 60 mg/kg. An analysis of change in amyloid plaque load, as measured in Centiloids by positron emission tomography, or PET, demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. Statistically significant, dose-related central target engagement was observed as measured by sabirnetug-AßO complex, establishing the first target engagement assay developed that is specific to an AßO-targeting antibody. The study also demonstrated near maximal target engagement for patients receiving 25 mg/kg every two weeks or 60 mg/kg every four weeks, an important finding for dose selection in the ALTITUDE-AD clinical trial. In November 2023, we announced a number of downstream biomarkers in cerebrospinal fluid, or CSF, specific to amyloid and tau pathology and synaptic injury showed improvement in the INTERCEPT-AD MAD cohorts, further supporting a drug effect of sabirnetug on Alzheimer’s pathology. These included effects of sabirnetug on p-tau181, which reflects damage to neurons and is known to be elevated in CSF of patients with AD, and effects of sabirnetug on neurogranin and VAMP2, markers which reflect damage to neuronal synapses and are elevated in CSF of patients with AD.
We announced the dosing of the first patient in the ALTITUDE-AD clinical trial in May 2024. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three arm study designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with mild cognitive impairment or mild dementia due to AD. We intend to use the Integrated Alzheimer’s Disease Rating Scale, or iADRS, at 18 months as the primary outcome measure. Our planned doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg both dosed every four weeks, or Q4W. These dose levels and frequency were selected based on extensive pharmacokinetic, or PK, and pharmacodynamic, or PD, modeling of our Phase 1 data. Based on regulatory feedback from the European Medicines Agency, or EMA, and to enhance the probability that the EMA will consider ALTITUDE-AD as a registration-eligible study for sabirnetug, we are in the process of amending the ALTITUDE-AD clinical trial protocol, which currently provides for a Phase 2/3 study, to a Phase 2 standalone study. The Company expects to complete enrollment in ALTITUDE-AD in the first half of 2025.
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
In November 2023, we announced a global collaboration and license agreement with Halozyme, Inc., or Halozyme, to develop a subcutaneous formulation of sabirnetug. In July 2024, we announced that the first subject had been dosed with a subcutaneous formulation of sabirnetug in a Phase 1 PK comparison clinical trial. The clinical trial plans to compare the PK between subcutaneous and intravenous administrations of sabirnetug in healthy volunteers. Topline results from this study are expected in the first quarter of 2025.
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
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $35.4 million and $22.9 million for the six months ended June 30, 2024 and 2023, respectively. Approximately $32.0 million, or 90%, of the net loss for the six months ended June 30, 2024 was due to research and development spending. As of June 30, 2024, we had an accumulated deficit of $258.2 million and working capital of $251.5 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. In addition, global economic conditions may impact our ability to raise additional funds, and we may be impacted by disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, fluctuations in inflation and supply disruptions, the ongoing conflicts between Russia and Ukraine and Israel and Hamas and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.
As of June 30, 2024, we had cash and cash equivalents and marketable securities totaling $281.4 million, which amount includes the first tranche of $30.0 million that we received under the Loan Agreement with K2HV. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “—Liquidity and Capital Resources.”
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
We expect that our general and administrative expenses will increase as our organization and headcount needed in the future grow to support continued research and development activities and potential commercialization of our product candidate. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to continue to incur significant expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses
Research and development	$19,533	$9,133	$10,400	114%
General and administrative	4,848	4,345	503	12%
Total operating expenses	24,381	13,478	10,903	81%
Loss from operations	(24,381)	(13,478)	(10,903)	(81)%
Other income (expense)
Interest income	3,816	1,884	1,932	103%
Interest expense	(1,004)	—	(1,004)	100%
Change in fair value of embedded derivatives	1,100	—	1,100	100%
Other expense, net	(68)	(16)	(52)	*
Total other income	3,844	1,868	1,976	106%
Net loss	$(20,537)	$(11,610)	$(8,927)	(77)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $19.5 million and $9.1 million for the three months ended June 30, 2024 and 2023, respectively. The $10.4 million increase was primarily due to a $5.9 million increase in CRO costs associated with the ALTITUDE-AD study, for which we announced the dosing of the first patient in May 2024. Additionally, we incurred $1.4 million for higher personnel costs, which included a $0.4 million increase for non-cash stock compensation expenses, as well as increases in the following: $1.6 million for license agreement expenses, $1.0 million for other clinical trial expenses, $0.4 million for shipping and packaging of our drug products and $0.1 million related to services provided by research and development contractors and consultants.
General and Administrative Expenses
General and administrative expenses were $4.8 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively. The $0.5 million increase was primarily due to increases of $0.7 million in personnel expenses, including a $0.5 million increase for non-cash stock compensation expenses, and was partially offset by a decrease of $0.2 million for insurance expense.
Other Income (Expense)
Other income was $3.8 million and $1.9 million for the three months ended June 30, 2024 and 2023, which was primarily related to net interest income on our portfolio of marketable securities. The $1.9 million increase in interest income was due to both higher interest rates and increased investment in marketable securities following our July 2023 underwritten public offering, which raised net proceeds of $121.9 million, or the Offering, and our borrowings of $30.0 million upon the closing of our Loan Agreement in November 2023. Other income also increased $1.1 million due to a decrease in the fair value of the embedded derivatives that are bifurcated from the term loan under the Loan Agreement, and was partially offset by an increase in interest expense of $1.0 million related to our Loan Agreement, as well as a $0.1 million increase in other expense, net.

Results of Operations
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses
Research and development	$31,982	$17,846	$14,136	79%
General and administrative	10,173	8,767	1,406	16%
Total operating expenses	42,155	26,613	15,542	58%
Loss from operations	(42,155)	(26,613)	(15,542)	(58)%
Other income (expense)
Interest income	7,821	3,716	4,105	110%
Interest expense	(2,004)	—	(2,004)	100%
Change in fair value of embedded derivatives	1,050	—	1,050	100%
Other expense, net	(122)	(20)	(102)	*
Total other income	6,745	3,696	3,049	82%
Net loss	$(35,410)	$(22,917)	$(12,493)	(55)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $32.0 million and $17.8 million for the six months ended June 30, 2024 and 2023, respectively. The $14.2 million increase in research and development expenses was primarily due to a $6.2 million increase in CRO costs associated with the ALTITUDE-AD clinical trial, for which we announced the dosing of the first patient in May 2024. Additionally, we incurred $2.6 million for higher personnel costs, which included a $0.8 million increase for non-cash stock compensation expenses, as well as increases in the following: $1.4 million for license agreement expenses, $1.3 million for manufacturing and materials costs, $1.0 million for other clinical trial expenses, $0.9 million related to services provided by research and development contractors and consultants, $0.5 million for shipping and packaging of our drug products and an overall $0.3 million increase in other contract research expenses.
General and Administrative Expenses
General and administrative expenses were $10.2 million and $8.8 million for the six months ended June 30, 2024 and 2023, respectively. The $1.4 million increase was primarily due to an increase of $1.7 million in personnel costs, including a $1.2 million increase for non-cash stock compensation expenses, which was partially offset by a decrease of $0.3 million for insurance expense.
Other Income (Expense)
Other income was $6.7 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively. The $3.0 million increase was primarily attributable to a $4.1 million increase in interest income on our portfolio of marketable securities due to both higher interest rates and increased investment in marketable securities following our July 2023 public offering, which raised net proceeds of $121.9 million, and our borrowings of $30.0 million upon the closing of our Loan Agreement in November 2023, as well as increased income of $1.1 million due to a decrease in the fair value of the embedded derivatives that are bifurcated from the term loan under the Loan Agreement. The increased income was partially offset by an increase in interest expense of $2.0 million related to our Loan Agreement, as well as a $0.1 million increase in other expense, net.

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
We have a sales agreement, or, as amended, the Sales Agreement, with BofA Securities, Inc., Stifel, Nicolaus & Company, Incorporated and BTIG, LLC as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program, or ATM, which is included in the $200.0 million of securities that were registered for sale pursuant to a registration statement on Form S-3 filed in 2022. Pursuant to the Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM.
In January 2024, we issued 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
As of June 30, 2024, we had cash and cash equivalents and marketable securities totaling $281.4 million. Our available-for-sale marketable securities mature over the next 15 months. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(34,404)	$(21,845)
Net cash provided by (used in) investing activities	28,496	(30,863)
Net cash provided by (used in) financing activities	6,979	(145)
Net change in cash and cash equivalents	$1,071	$(52,853)
Operating Activities
Net cash used in operating activities increased by $12.6 million to $34.4 million for the six months ended June 30, 2024 from $21.8 million for the six months ended June 30, 2023. The primary reason for this was an increase in net loss of $12.5 million for the six months ended June 30, 2024. When adjusted for increases in non-cash expenses including stock-based compensation of $2.0 million and non-cash interest of $0.5 million, which were offset by increases in non-cash income for amortization and accretion on marketable securities of $2.6 million and change in fair value of embedded derivatives of $1.0 million, our net loss for the six months ended June 30, 2024 was responsible for a $13.6 million increase in cash used as compared to the six months ended June 30, 2023. Working capital changes offset the adjusted net loss, providing $1.0 million of cash for operating activities, which included an increase in cash provided by accrued clinical trial expenses of

$1.3 million due to our ALTITUDE-AD clinical trial, as well as an increase in accounts payable of $2.4 million. These increases were partially offset by increases in cash used for prepaid expenses and other current assets of $1.4 million and accrued expenses and other current liabilities of $1.3 million.
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2024 of $28.5 million increased by $59.4 million from cash used in investing activities of $30.9 million during the six months ended June 30, 2023, primarily due to increases in maturities of marketable securities of $64.4 million, net of purchases of marketable securities of $5.0 million.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2024 of $7.0 million increased by $7.1 million from cash used in financing activities of $0.1 million during the six months ended June 30, 2023, primarily due to $7.9 million of net proceeds from the issuance of our common stock under our ATM, which was partially offset by a payment of $0.7 million under a finance lease agreement for certain computer equipment for our ALTITUDE-AD clinical trial and a $0.1 million increase in deferred offering costs related to our 2024 Registration Statement.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
On June 30, 2021, our Registration Statement on Form S-1, as amended (File No. 333-256945), was declared effective in connection with our initial public offering, or IPO. The aggregate net proceeds from our IPO, after underwriting discounts and commissions, and other offering expenses of $15.4 million, were $168.6 million. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 2, 2021.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended June 30, 2024, our officers and directors took the following actions with respect to 10b5-1 trading plans:
On June 24, 2024, Daniel O’Connell, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. O’Connell, acting through a broker, may sell (1) up to an aggregate of 477,000 shares of our common stock received upon the settlement of restricted stock unit (“RSU”) awards granted to Mr. O’Connell as equity incentive compensation, which sales may occur from January 3, 2025 to December 31, 2027; and (2) 433,567 shares of our common stock received upon the exercise of option awards granted to Mr. O’Connell as equity incentive compensation, which sales may occur from October 24, 2024 to June 30, 2025.

On May 15, 2024, Derek Meisner, our Chief Legal Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Meisner, acting through a broker, may sell (1) up to 108,867 shares of our common stock received upon the settlement of RSU awards granted to Mr. Meisner as equity incentive compensation, which sales may occur from January 3, 2025 to July 31, 2028; and (2) 482,800 shares of our common stock received upon the exercise of option awards granted to Mr. Meisner as equity incentive compensation, which sales may occur from September 17, 2024 to July 31, 2028.
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

ACUMEN PHARMACEUTICALS, INC.

Date: August 13, 2024	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)