Form 10-Q
period 2024-09-30
Acumen Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Registrant’s telephone number, including area code: (617) 344-4190
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 60,079,778 shares of common stock, $0.0001 par value per share, outstanding.

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
•the structure, timing and focus of our future clinical trials, and the reporting of data from those trials, including the amendment of the ALTITUDE-AD clinical trial protocol from a Phase 2/3 study to a Phase 2 standalone study, and our plans with respect to our ALTITUDE-AD clinical trial of sabirnetug;
•our plans relating to commercializing sabirnetug, subject to obtaining necessary regulatory approvals;
•our ability to attract and retain key scientific and clinical personnel;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•our reliance on third parties to conduct clinical trials of sabirnetug and manufacture sabirnetug for nonclinical studies and clinical trials;
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
•our plans relating to the further development and manufacture of sabirnetug, including additional therapeutic indications we may pursue;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,184	$66,886
Marketable securities, short-term	167,159	176,636
Prepaid expenses and other current assets	7,289	3,093
Total current assets	207,632	246,615
Marketable securities, long-term	58,552	62,553
Right-of-use asset	296	381
Restricted cash	236	233
Property and equipment, net	89	122
Other assets	170	221
Total assets	$266,975	$310,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,342	$1,379
Accrued clinical trial expenses	12,517	4,387
Accrued expenses and other current liabilities	4,926	6,339
Finance lease liability, short-term	—	756
Operating lease liability, short-term	129	110
Total current liabilities	19,914	12,971
Operating lease liability, long-term	185	284
Debt, long-term	29,674	29,897
Total liabilities	49,773	43,152
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 60,079,778 and 57,910,461 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	504,651	489,453
Accumulated deficit	(287,973)	(222,798)
Accumulated other comprehensive income	518	312
Total stockholders’ equity	217,202	266,973
Total liabilities and stockholders’ equity	$266,975	$310,125
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$27,247	$11,179	$59,229	$29,025
General and administrative	5,018	4,860	15,191	13,627
Total operating expenses	32,265	16,039	74,420	42,652
Loss from operations	(32,265)	(16,039)	(74,420)	(42,652)
Other income (expense)
Interest income	3,504	3,124	11,325	6,840
Interest expense	(1,027)	—	(3,031)	—
Change in fair value of embedded derivatives	(10)	—	1,040	—
Other income (expense), net	33	(42)	(89)	(62)
Total other income	2,500	3,082	9,245	6,778
Net loss	(29,765)	(12,957)	(65,175)	(35,874)
Other comprehensive gain (loss)
Unrealized gain on marketable securities	682	137	206	242
Comprehensive loss	$(29,083)	$(12,820)	$(64,969)	$(35,632)
Net loss per common share, basic and diluted	$(0.50)	$(0.24)	$(1.09)	$(0.79)
Weighted-average shares outstanding, basic and diluted	60,079,778	54,229,630	59,990,844	45,474,953
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	60,079,778	$6	$502,313	$(258,208)	$(164)	$243,947
Unrealized gain on marketable securities	—	—	—	—	682	682
Stock-based compensation	—	—	2,338	—	—	2,338
Net loss	—	—	—	(29,765)	—	(29,765)
Balance as of September 30, 2024	60,079,778	$6	$504,651	$(287,973)	$518	$217,202
For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	41,025,062	$4	$362,860	$(193,344)	$(646)	$168,874
Issuance of common stock for cash, net of issuance costs of $7,706	16,774,193	2	122,292	—	—	122,294
Stock options exercised for cash	111,206	—	325	—	—	325
Unrealized gain on marketable securities	—	—	—	—	137	137
Stock-based compensation	—	—	1,600	—	—	1,600
Net loss	—	—	—	(12,957)	—	(12,957)
Balance as of September 30, 2023	57,910,461	$6	$487,077	$(206,301)	$(509)	$280,273
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	101,071	—	(32)	—	—	(32)
Unrealized gain on marketable securities	—	—	—	—	206	206
Stock-based compensation	—	—	7,292	—	—	7,292
Net loss	—	—	—	(65,175)	—	(65,175)
Balance as of September 30, 2024	60,079,778	$6	$504,651	$(287,973)	$518	$217,202
For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	41,025,062	$4	$359,949	$(170,427)	$(751)	$188,775
Issuance of common stock for cash, net of issuance costs of $7,706	16,774,193	2	122,292	—	—	122,294
Stock options exercised for cash	111,206	—	325	—	—	325
Unrealized gain on marketable securities	—	—	—	—	242	242
Stock-based compensation	—	—	4,511	—	—	4,511
Net loss	—	—	—	(35,874)	—	(35,874)
Balance as of September 30, 2023	57,910,461	$6	$487,077	$(206,301)	$(509)	$280,273
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(65,175)	$(35,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	42
Stock-based compensation expense	7,292	4,511
Amortization of premiums and accretion of discounts on marketable securities, net	(4,599)	(1,344)
Change in fair value of embedded derivatives	(1,040)	—
Amortization of right-of-use asset	85	103
Realized gains on marketable securities	(97)	—
Non-cash interest expense	823	—
Other non-cash expense	230	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,196)	(436)
Other assets	51	(38)
Accounts payable	963	(278)
Accrued clinical trial expenses	8,130	(1,151)
Accrued expenses and other current liabilities	(1,413)	(182)
Finance lease liability	(23)	—
Operating lease liability	(80)	(103)
Net cash used in operating activities	(59,000)	(34,750)
Cash flows from investing activities
Purchases of marketable securities	(155,631)	(178,857)
Proceeds from maturities and sales of marketable securities	174,011	55,997
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment	(16)	(7)
Net cash provided by (used in) investing activities	18,364	(122,864)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	7,938	122,294
Payment for financing lease	(739)	—
Payments for deferred offering costs	(230)	—
Repurchase of common shares to pay employee withholding taxes	(32)	—
Proceeds from exercise of stock options	—	325
Net cash provided by financing activities	6,937	122,619
Net change in cash and cash equivalents and restricted cash	(33,699)	(34,995)
Cash and cash equivalents and restricted cash at the beginning of the period	67,119	130,101
Cash and cash equivalents and restricted cash at the end of the period	$33,420	$95,106
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,235	$—
Supplemental disclosure of noncash investing and financing activities
Proceeds from sale of property and equipment in other current assets	$—	$4
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial following the results of INTERCEPT-AD, its Phase 1 clinical trial of sabirnetug in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s disease), which were first reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 (“IgG2”) monoclonal antibody (“mAb”) that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has previously demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD. The Company has amended the ALTITUDE-AD clinical trial protocol from a Phase 2/3 study to a Phase 2 standalone study.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $288.0 million and $222.8 million, respectively, and working capital of $187.7 million and $233.6 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these condensed financial statements.
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
The Company announced the dosing of the first patient in our Phase 2 ALTITUDE-AD clinical trial in May 2024, and expects to complete enrollment in the first half of 2025.

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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $32.8 million and $66.2 million in cash equivalents as of September 30, 2024 and December 31, 2023, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$33,184	$66,886
Restricted cash	236	233
Total cash, cash equivalents and restricted cash	$33,420	$67,119
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its financial statements and disclosures.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to improve financing reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The standard is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Upon adoption, the standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the potential impact of this adoption on its financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the existing income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Upon adoption, the standard should be applied on a prospective basis, although retrospective application is permitted. Early adoption is also permitted. The Company is evaluating the potential impact of this adoption on the financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to require more detailed disclosures about specified categories of expenses, including employee compensation, depreciation and amortization, included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 31, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is evaluating the potential impact of this adoption on the financial statements and related disclosures.
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$139,840	$300	$(18)	$140,122
Government and agency - U.S.	26,979	58	—	27,037
Total available-for-sale securities, short-term	166,819	358	(18)	167,159
Available-for-sale securities, long-term
Corporate debt securities	58,374	179	(1)	58,552
Total available-for-sale securities, long-term	58,374	179	(1)	58,552
Total available-for-sale securities	$225,193	$537	$(19)	$225,711

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

	September 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$13,351	$(6)	$12,336	$(13)	$25,687	$(19)
Total	$13,351	$(6)	$12,336	$(13)	$25,687	$(19)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$78,995	$(152)	$12,074	$(54)	$91,069	$(206)
Government and agency - U.S.	5,585	(6)	—	—	5,585	(6)
Total	$84,580	$(158)	$12,074	$(54)	$96,654	$(212)
As of September 30, 2024, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within two years. As noted in the table above, although some of the Company’s available-for-sale marketable securities as of September 30, 2024 have been in an unrealized loss position for more than 12 months, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three and nine months ended September 30, 2024 and 2023. The Company recorded realized gains of $0.1 million during the three and nine months ended September 30, 2024 and no realized gains or losses during the three and nine months ended September 30, 2023.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2024
Assets included in:
Cash and cash equivalents
Money market securities	$32,832	$—	$—	$32,832
Marketable securities
Corporate debt securities	—	198,674	—	198,674
Government and agency - U.S.	—	27,037	—	27,037
Total fair value	$32,832	$225,711	$—	$258,543
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$1,520	$1,520
Total fair value	$—	$—	$1,520	$1,520

	Fair value measurements at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$66,207	$—	$—	$66,207
Marketable securities
Corporate debt securities	—	201,635	—	201,635
Government and agency - U.S.	—	37,554	—	37,554
Total fair value	$66,207	$239,189	$—	$305,396
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$2,560	$2,560
Total fair value	$—	$—	$2,560	$2,560
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2024 (in thousands):

Balance, December 31, 2023	$2,560
Change in fair value of embedded derivatives	(1,040)
Balance, September 30, 2024	$1,520
As of September 30, 2024 and December 31, 2023, the fair value of the embedded derivatives in the Term Loan has been estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the embedded derivatives in the Term Loan as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Conversion price	$2.53	$2.53
Expected term (in years)	4.0	4.7
Expected equity volatility	102.1%	106.7%
Risk-free interest rate	3.6%	3.9%
Discount for lack of marketability	11.0%	11.5%
Expected dividend yield	0%	0%
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development service agreements	$5,359	$1,680
Prepaid insurance	1,011	807
Other receivables	268	—
Prepaid raw materials	143	98
Interest receivable	51	225
Other	457	283
Total prepaid expenses and other current assets	$7,289	$3,093

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development	$122	$221
Other	48	—
Total other assets	$170	$221
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation and other employee liabilities	$2,778	$3,692
Research and development	1,706	2,186
Interest	241	249
Other	201	212
Total accrued expenses and other current liabilities	$4,926	$6,339
NOTE 6. DEBT
On November 10, 2023, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided the Company with a term loan facility (the “Term Loan”) in the aggregate principal amount of $50 million, of which the Company borrowed $30 million in the first tranche upon closing. The remaining $20 million is available for borrowing upon the Company’s request based on review of certain information and discretionary approval from the lenders. The Loan Agreement bears interest per annum at the greater of (i) 9.65% or (ii) the sum of the prime rate last quoted in The Wall Street Journal plus 1.15% for such interest period and the principal amount of the Term Loan outstanding under the Loan Agreement. The Term Loan matures on November 1, 2027, and can be extended to November 1, 2028 if the Company achieves certain financing milestones. The Loan Agreement provides for a final payment fee of an additional $1.6 million (the “Final Payment”) due upon repayment of the Term Loan.
The principal and interest of the Term Loan are to be repaid in equal monthly installments beginning on July 1, 2026 through the maturity of the Loan Agreement. The Loan Agreement allows prepayment of the entire Term Loan or a portion of the Term Loan of more than $5.0 million, provided that any partial prepayment will leave outstanding borrowings of at least $15.0 million.
The lenders can elect to convert up to $2.5 million of the Term Loan (the “Conversion Amount”) into the Company’s common stock at a conversion price of $2.53 (the “Conversion Option”). If the lenders elect to convert the Conversion Amount upon the Next Qualified Financing, as defined in the Loan Agreement, whereby the Company receives aggregate gross proceeds of at least $20 million, the conversion price will equal the lowest effective cash price per share of securities issued in such Qualified Financing (the “Share-Settled Redemption”). The Conversion Option and Share-Settled Redemption within the Loan Agreement are required to be bifurcated as a single compound embedded derivative (the “Embedded Derivatives”) at fair value, with subsequent changes in fair value recognized in the statements of operations and comprehensive loss.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Outstanding debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	1,520	2,560
Unamortized debt discount	(3,481)	(4,298)
Total debt, long-term	$29,674	$29,897
The following table provides the components of interest expense (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest expense based on the coupon interest rate of the outstanding debt	$739	$2,204
Accretion of debt discount	284	817
Total interest expense related to debt	$1,023	$3,021
For the three and nine months ended September 30, 2024, the effective interest rate for the Term Loan was 13.7% and 13.5%, respectively.
As of September 30, 2024, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
The obligations of the Company under the Loan Agreement are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property.
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of September 30, 2024, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock is entitled to one vote.
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
In connection with the filing of the 2022 Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) as sales agents, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program (the “ATM”), which is included in the $200.0 million of securities that may be offered pursuant to the 2022 Registration Statement. On April 23, 2023, the Company entered into an amendment to the Sales Agreement (as amended, the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as a sales agent under the Amended Sales Agreement (BTIG, together with BofA and Stifel, the “Sales Agents”). Pursuant to the Amended Sales Agreement, the Company will pay the Sales Agents a commission rate of up to 3.0% of the gross

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
proceeds from the sale of any shares of common stock under the ATM. The Company is not obligated to make any sales of shares of its common stock under the ATM.
During the nine months ended September 30, 2024, the Company issued and sold 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of Common Stock at an exercise price of $1.95 with a 10-year contractual term. This equity-classified warrant is outstanding as of September 30, 2024.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000 shares. Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of September 30, 2024, there were 3,227,248 options outstanding under the 2013 Plan.
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
As of September 30, 2024, a total of 14,668,721 shares were authorized for issuance under the 2021 Plan and 2,535,928 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$1,436	$1,127	$4,678	$3,143
Research and development	902	473	2,614	1,368
Total stock-based compensation	$2,338	$1,600	$7,292	$4,511

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the nine months ended September 30, 2024 and 2023 with the following weighted average assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.81% - 5.10%	3.47% - 4.43%
Expected term (in years)	0.9 - 6.1	5.5 - 6.1
Expected volatility	92% - 103%	90% - 98%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $2.93 per share and $4.53 per share, respectively.
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
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	7,523,947	$4.01
Granted	2,961,850	$3.71
Forfeited	(57,871)	$7.36
Expired	(53,555)	$9.10
Outstanding as of September 30, 2024	10,374,371	$3.88	7.7	$4,461
Vested and exercisable as of September 30, 2024	5,664,870	$3.48	6.8	$4,186
As of September 30, 2024, total unrecognized compensation costs related to unvested stock option awards were approximately $15.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Units
In each of January 2024 and 2023, the Company granted a restricted stock unit (“RSU”) award to each of its then-current employees. These RSU awards vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	328,500	$6.11
Granted	1,204,640	$4.15
Vested	(109,493)	$6.11
Forfeited	(12,317)	$4.59
Unvested as of September 30, 2024	1,411,330	$4.45
As of September 30, 2024, total unrecognized compensation costs related to unvested RSUs were approximately $4.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2024, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 579,105 shares. As of September 30, 2024, there are a total of 1,769,088 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.
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
In November 2022, the Company entered into a License Agreement (“Lonza License Agreement”) with Lonza Sales AG (“Lonza”). Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug (the “Lonza Product”). Under the terms of the Lonza License Agreement, in consideration of the licenses and consents granted to the Company, the Company paid an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six-digits and a royalty of less than 1% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid-six-digits per sublicense and a royalty on net sales in the low single digits where a third party manufactures the

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Lonza Product. These payment obligations expire 10 years from the first commercial sales of the Lonza Product in such country of sale.
NOTE 10. NET LOSS PER SHARE
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

	September 30,
	2024	2023
Shares issuable upon exercise of stock options	10,374,371	7,400,147
Shares issuable upon conversion election for Term Loan	988,142	—
Shares issuable upon exercise of warrant	730,769	—
Unvested RSUs	1,411,330	328,500
Total	13,504,612	7,728,647

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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug (ACU193), in our Phase 2 ALTITUDE-AD clinical trial following the results of INTERCEPT-AD, our Phase 1 clinical trial of sabirnetug in “early AD” patients (patients with mild cognitive impairment or mild dementia due to Alzheimer’s disease), which were first reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has previously demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
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
We announced the dosing of the first patient in our Phase 2 ALTITUDE-AD clinical trial in May 2024, and we expect to complete enrollment in the first half of 2025. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm study designed to evaluate the clinical efficacy and safety of sabirnetug with approximately 180 participants per arm for a total of approximately 540 participants with mild cognitive impairment or mild dementia due to AD. We intend to use the Integrated Alzheimer’s Disease Rating Scale, or iADRS, at 18 months as the primary outcome measure. Our planned doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, both dosed every four weeks, or Q4W. These dose levels and frequency were selected based on extensive pharmacokinetic, or PK, and pharmacodynamic, or PD, modeling of our Phase 1 data. Based on regulatory feedback from the European Medicines Agency, or EMA, and to enhance the probability that the EMA will consider ALTITUDE-AD as a registration-eligible study for sabirnetug, we have amended the ALTITUDE-AD clinical trial protocol from a Phase 2/3 study to a Phase 2 standalone study.
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
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $65.2 million and $35.9 million for the nine months ended September 30, 2024 and 2023, respectively. Approximately $59.2 million, or 91%, of the net loss for the nine months ended September 30, 2024 was due to research and development spending. As of September 30, 2024, we had an accumulated deficit of $288.0 million and working capital of $187.7 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. In addition, global economic conditions may impact our ability to raise additional funds, and we may be impacted by disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, fluctuations in inflation and supply disruptions, the ongoing conflicts between Russia and Ukraine and Israel and Hamas and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.
As of September 30, 2024, we had cash and cash equivalents and marketable securities totaling $258.9 million, which amount includes the first tranche of $30.0 million that we received under the Loan Agreement with K2HV. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “—Liquidity and Capital Resources.”
Components of Results of Operations
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development costs primarily consist of direct costs associated with consultants and materials, biologic storage, third-party contract research organization, or CRO, costs and contract manufacturing organization, or CMO, expenses, and salaries and other personnel-related expenses. Research and development costs are expensed as incurred. More specifically, these costs include:
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
As we currently only have one product candidate, sabirnetug, in development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 18% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase substantially in connection with our continued clinical development activities for sabirnetug.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, accounting, auditing, taxes, patent services, investor and public relations, board of directors expenses, information technology, franchise taxes, rent, travel expenses and subscriptions.
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
Other Income (Expense)
Other income (expense) primarily includes interest income, interest expense, change in fair value of embedded derivatives and other income (expense), net. The interest income earned, as well as amortization and accretion of premiums and discounts, related to our investments in marketable securities are recorded in interest income. Interest expense primarily includes interest due under the Loan Agreement, as well as the amortization of the related debt discount. The change in fair value of embedded derivatives relates to the embedded derivatives that were bifurcated from the term loan borrowed under the Loan Agreement, accounted for as a derivative at fair value and remeasured at each reporting period for the term of the loan. Other income (expense), net, generally consists of fees incurred on our investments in marketable securities and losses on transactions in foreign currencies, partially offset by either realized gains on marketable securities or sublease income.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses
Research and development	$27,247	$11,179	$16,068	144%
General and administrative	5,018	4,860	158	3%
Total operating expenses	32,265	16,039	16,226	101%
Loss from operations	(32,265)	(16,039)	(16,226)	(101)%
Other income (expense)
Interest income	3,504	3,124	380	12%
Interest expense	(1,027)	—	(1,027)	100%
Change in fair value of embedded derivatives	(10)	—	(10)	100%
Other income (expense), net	33	(42)	75	*
Total other income	2,500	3,082	(582)	(19)%
Net loss	$(29,765)	$(12,957)	$(16,808)	(130)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $27.2 million and $11.2 million for the three months ended September 30, 2024 and 2023, respectively. The $16.0 million increase was primarily due to a $13.4 million increase in costs associated with our Phase 2 ALTITUDE-AD clinical trial, for which we announced the dosing of the first patient in May 2024. Additionally, we incurred a $3.1 million increase in license expenses, $1.5 million for higher personnel costs, which included a $0.4 million increase for non-cash stock compensation expenses, as well as an increase of $0.4 million for shipping and packaging of our drug products. These increases were partially offset by decreases of $1.4 million for manufacturing and materials costs and $1.0 million for other contract research expenses.
General and Administrative Expenses
General and administrative expenses were $5.0 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively. The $0.1 million increase was primarily due to an increase of $0.5 million in personnel expenses, including a $0.3 million increase for non-cash stock compensation expenses, partially offset by decreases of $0.2 million for legal expenses and $0.2 million for consulting expenses.
Other Income (Expense)
Other income was $2.5 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. The $0.6 million decrease was due to an increase in interest expense of $1.0 million related to our borrowings of $30.0 million upon the closing of our Loan Agreement in November 2023, which was partially offset by a $0.4 million increase in interest income due to both higher interest rates and increased investment in marketable securities following our July 2023 underwritten public offering, or the Offering, which raised net proceeds of $121.9 million.

Results of Operations
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses
Research and development	$59,229	$29,025	$30,204	104%
General and administrative	15,191	13,627	1,564	11%
Total operating expenses	74,420	42,652	31,768	74%
Loss from operations	(74,420)	(42,652)	(31,768)	(74)%
Other income (expense)
Interest income	11,325	6,840	4,485	66%
Interest expense	(3,031)	—	(3,031)	100%
Change in fair value of embedded derivatives	1,040	—	1,040	100%
Other expense, net	(89)	(62)	(27)	*
Total other income	9,245	6,778	2,467	36%
Net loss	$(65,175)	$(35,874)	$(29,301)	(82)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $59.2 million and $29.0 million for the nine months ended September 30, 2024 and 2023, respectively. The $30.2 million increase in research and development expenses was primarily due to a $20.9 million increase in costs associated with our Phase 2 ALTITUDE-AD clinical trial, for which we announced the dosing of the first patient in May 2024. Additionally, we incurred a $4.6 million increase in license expenses, $4.1 million for higher personnel costs, which included a $1.2 million increase for non-cash stock compensation expenses, as well as increases in the following: $0.9 million for shipping and packaging of our drug products, $0.8 million related to services provided by research and development contractors and consultants and $0.4 million for conferences and travel expenses. These increases were partially offset by decreases of $1.3 million for manufacturing and materials costs and $0.2 million for other contract research expenses.
General and Administrative Expenses
General and administrative expenses were $15.2 million and $13.6 million for the nine months ended September 30, 2024 and 2023, respectively. The $1.6 million increase was primarily due to an increase of $2.1 million in personnel costs, including a $1.5 million increase for non-cash stock compensation expenses, which were partially offset by a decrease of $0.5 million for consulting expenses.
Other Income (Expense)
Other income was $9.2 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively. The $2.4 million increase was primarily attributable to a $4.5 million increase in interest income on our portfolio of marketable securities due to both higher interest rates and increased investment in marketable securities following the completion of the Offering, which raised net proceeds of $121.9 million, and our borrowings of $30.0 million upon the closing of our Loan Agreement in November 2023, as well as increased income of $1.0 million due to a decrease in the fair value of the embedded derivatives that are bifurcated from the term loan under the Loan Agreement. The increased income was partially offset by an increase in interest expense of $3.0 million related to our Loan Agreement.

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
As of September 30, 2024, we had cash and cash equivalents and marketable securities totaling $258.9 million, which amount includes the first tranche of $30.0 million that we received under the Loan Agreement with K2HV. Our available-for-sale marketable securities mature within two years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(59,000)	$(34,750)
Net cash provided by (used in) investing activities	18,364	(122,864)
Net cash provided by financing activities	6,937	122,619
Net change in cash and cash equivalents	$(33,699)	$(34,995)
Operating Activities
Net cash used in operating activities increased by $24.2 million to $59.0 million for the nine months ended September 30, 2024 from $34.8 million for the nine months ended September 30, 2023. The primary reason for this was an increase in net loss of $29.3 million for the nine months ended September 30, 2024. When adjusted for increases in non-cash expenses including stock-based compensation of $2.8 million, non-cash interest of $0.8 million and other non-cash expense of $0.2 million, which were offset by increases in non-cash income for amortization and accretion on marketable securities of $3.3 million and change in fair value of embedded derivatives of $1.0 million, our net loss for the nine months ended September 30, 2024 was responsible for a $29.8 million increase in cash used as compared to the nine months ended

September 30, 2023. Working capital changes offset the adjusted net loss, providing $5.6 million of cash for operating activities, which included an increase in cash provided by accrued clinical trial expenses of $9.3 million due to our Phase 2 ALTITUDE-AD clinical trial, as well as an increase in accounts payable of $1.3 million. These increases were partially offset by increases in cash used for prepaid expenses and other current assets of $3.8 million and accrued expenses and other current liabilities of $1.2 million.
Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2024 of $18.4 million increased by $141.2 million from cash used in investing activities of $122.9 million during the nine months ended September 30, 2023, primarily due to increases in proceeds from maturities of marketable securities of $118.0 million, net of purchases of marketable securities of $23.2 million.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2024 of $6.9 million decreased by $115.7 million from cash provided by financing activities of $122.6 million during the nine months ended September 30, 2023, primarily due to net proceeds of $122.3 million from the Offering during the nine months ended September 30, 2023 as compared to $7.9 million of net proceeds from the issuance of common stock under our ATM during the nine months ended September 30, 2024. Additionally, during the nine months ended September 30, 2024, we used cash of $0.7 million as payment under a finance lease agreement for certain computer equipment for our Phase 2 ALTITUDE-AD clinical trial.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, conduct clinical trials and seek marketing approval for our current and any of our future product candidates. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. As a result, we expect that we will need to obtain substantial additional funding in connection with our future operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
•the requirements of the U.S. Food and Drug Administration, or the FDA, EMA and comparable foreign regulatory authorities for clinical trials and nonclinical studies and other work, for review and approval of sabirnetug for AD;
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
We may take advantage of these provisions until we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026, (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Quarterly Report on Form 10-Q and our other filings with the SEC. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended September 30, 2024, our officers and directors took the following actions with respect to 10b5-1 trading plans:

On August 30, 2024, Matthew Zuga, our Chief Financial Officer and Chief Business Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Zuga, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes solely associated with the vesting of up to 128,334 restricted stock unit (“RSU”) awards granted to Mr. Zuga as equity compensation, which sales may occur from January 3, 2025 to December 31, 2027. On September 24, 2024, Mr. Zuga entered into a separate 10b5-1 trading plan that provides that Mr. Zuga, acting through a broker, may sell (1) up to 83,110 shares of common stock, which sales may occur from January 23, 2025 through January 16, 2026; (2) 594,663 shares of common stock received upon the exercise of option awards granted to Mr. Zuga as equity incentive compensation, which sales may occur from January 23, 2025 through January 16, 2026; and (3) 46,501 shares of common stock received upon the vesting of RSU awards granted to Mr. Zuga as equity incentive compensation, which sales may occur from January 23, 2025 to January 16, 2026.

On August 31, 2024, Russell Barton, our Chief Operating Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Barton, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes associated with the vesting of up to 90,800 RSU awards granted to Mr. Barton as equity compensation, which sales may occur from January 3, 2025 to December 31, 2027.

On September 3, 2024, Eric Siemers, M.D., our Chief Medical Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Siemers, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes associated with the vesting of up to 111,800 RSU awards granted to Dr. Siemers as equity compensation, which sales may occur from January 3, 2025 to December 31, 2027.
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

ACUMEN PHARMACEUTICALS, INC.

Date: November 12, 2024	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)