Form 10-K
period 2024-12-31
Acumen Pharmaceuticals, Inc.
filed 2025-03-27
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2024
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
1210-1220 Washington St., Suite 210
Newton, Massachusetts	02465
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (617) 344-4190
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s second fiscal quarter, was $97.5 million.
The number of the registrant’s shares of common stock outstanding as of March 24, 2025 was 60,573,425.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of the shareholders, or the 2025 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•the therapeutic potential of sabirnetug, including its potential for improved safety and efficacy as compared to other monoclonal antibodies approved and or in development, as well as our expectations concerning our ongoing ALTITUDE-AD clinical trial and any future clinical trials we may conduct;
•the structure, focus, success, cost and timing of our development activities, nonclinical studies and clinical trials, and the reporting of data from those clinical trials;
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering sabirnetug and our technology;
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
•our financial performance; and
•our expectations regarding the time period during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
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
We may announce material business and financial information to our investors using our investor relations website (investors.acumenpharm.com). We therefore encourage investors and others interested in Acumen to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or SEC, webcasts, press releases and conference calls. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

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
•Clinical failure can occur at any stage of clinical development, and we have never submitted a biologics license application or other marketing authorization application.
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
•We intend to rely on contract research organizations and other third parties to conduct, supervise and monitor a significant portion of our research and nonclinical testing and clinical trials for sabirnetug and any future product candidates, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
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

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Alzheimer’s disease is currently estimated to affect approximately seven million people in the United States and approximately 55 million people worldwide and was the fifth-leading cause of death among individuals aged 65 and older in 2021 in the United States. Due to the aging population, patient populations in the United States impacted by AD are expected to grow to approximately 13 million people by 2050 without effective preventative measures or safe and effective disease-modifying treatments. By 2050, healthcare costs for AD in the United States alone are estimated to near $1 trillion.
Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug (ACU193), in our Phase 2 ALTITUDE-AD clinical trial following Phase 1 results in “early AD” patients (patients with mild cognitive impairment, or MCI, or mild dementia due to AD) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
Sabirnetug is the result of over a decade of research and development undertaken by the Company, which included a drug discovery partnership with Merck & Co., Inc., or Merck, from 2003 to 2011. Sabirnetug’s mechanism of action is intended to slow disease progression and potentially preserve or improve memory function in early AD patients by binding to AßOs and neutralizing their toxicity. AßOs have been shown to bind to neurons, contributing to synaptic malfunction, memory deficits, cognitive impairment and, ultimately, neurodegeneration and cell death. As such, we believe AßOs are the most toxic and pathogenic form of Aß in the brains of AD patients relative to other forms of amyloid, including Aß monomers and amyloid plaques. We believe the development and commercialization of a drug that reduces toxicity of AßOs is one of the most promising approaches for the potential treatment and prevention of the progression of AD. The target population for sabirnetug and other mAbs approved and in development is what is now being called “early AD.” This population includes people with a clinical diagnosis of MCI or mild dementia due to AD who are also amyloid positive based on either imaging studies or cerebrospinal fluid, or CSF, biochemical analyses. The term “mild cognitive impairment or mild dementia due to AD” has also been used and is accepted by regulators as an inclusion/exclusion criterion in clinical trials. While epidemiologic studies of this population are evolving, approximately four to five million people in the United States are likely to have early AD who also exhibit amyloid pathology associated with AD.
In our nonclinical studies using an enzyme-linked immunosorbent assay, or ELISA assay, we observed that sabirnetug has over 500-fold greater selectivity for targeting AßOs over Aß monomers and 87-fold selectivity for targeting AßOs over Aß fibrils. In 2024, we completed a nonclinical study using Surface Plasmon Resonance, or SPR, technology, which demonstrated that sabirnetug is 8750-fold more selective for AßOs than Aß monomers. In immunohistochemical studies of human AD brain tissue, sabirnetug appears to have limited or no binding to amyloid plaques. Sabirnetug has also demonstrated in vivo biochemical and behavioral activity in several AD mouse models, and safety toxicology studies in rats and monkeys provide acceptable margins for acute and chronic dosing in the clinic.
We completed a Phase 1 clinical trial of sabirnetug in the second quarter of 2023, which we named “INTERCEPT-AD.” This trial enrolled 65 participants with early AD, and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts evaluating patients with early AD. The overall objective of the trial was to evaluate the safety and tolerability of sabirnetug administered intravenously, or IV, and to establish clinical proof of mechanism of sabirnetug. The primary trial endpoints were focused on safety and immunogenicity. An important safety measure was the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities, or ARIA. Secondary endpoints included pharmacokinetics in plasma and CSF and target engagement as evidenced by detection of sabirnetug bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing and arterial spin labeling, or ASL, with MRI scans (which can be used to assess cerebral blood flow) were included as exploratory measures.

In July 2023, we announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. Sabirnetug was well-tolerated throughout the SAD and MAD dose cohorts, with an overall rate of ARIA-E of 10.4%. The incidence of ARIA-E was dose dependent, with a rate of 7% for patients given 10 mg/kg or 25 mg/kg and 21% for patients given 60 mg/kg. An analysis of change in amyloid plaque load, as measured by positron emission tomography, or PET, Centiloids demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. Statistically significant, dose-related central target engagement was observed as measured by sabirnetug-AßO complex, establishing the first target engagement assay developed that is specific to an AßO-targeting antibody. This assay also demonstrated near maximal target engagement for patients receiving 25 mg/kg every two weeks, or Q2W, or 60 mg/kg every four weeks, or Q4W. A number of downstream biomarkers in CSF specific to amyloid and tau pathology and synaptic injury showed improvement in the MAD cohorts, further supporting a drug effect of sabirnetug on Alzheimer’s pathology. These included effects of sabirnetug on p-tau181, which reflects damage to neurons and is known to be elevated in CSF of patients with AD, and effects of sabirnetug on neurogranin and vesicle-associated membrane protein 2, or VAMP2, which reflect damage to neuronal synapsis and are elevated in CSF of patients with AD.
We announced the initiation of our Phase 2 ALTITUDE-AD clinical trial of sabirnetug in May 2024 and completed enrollment in March 2025. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with MCI or mild dementia due to AD. We plan to use the Integrated Alzheimer’s Disease Rating Scale, or iADRS, at 18 months as the primary outcome measure. Our active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, both dosed IV Q4W. These dose levels and frequency were selected based on extensive pharmacokinetic, or PK, and pharmacodynamic, or PD, modeling of our Phase 1 clinical trial data.
In November 2023, we announced a global collaboration and license agreement with Halozyme, Inc., or Halozyme, to develop a subcutaneous formulation of sabirnetug. We announced the results of a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in March 2025. This study in healthy volunteers enrolled 16 subjects who received four weekly subcutaneous doses of 1,200 mg of sabirnetug and 12 subjects who received single IV doses of 2,800 mg of sabirnetug. The most frequently reported adverse events included injection site reactions (62.5%), all of which were mild (Grade 1) in severity and resolved. No other safety issues were identified. Additionally, subcutaneous administration of sabirnetug was shown to produce sufficient systemic exposure to support further development of this formulation as a more convenient administration option for patients.
Understanding the Foundation of Our Therapeutic Approach
While the pathology of AD was first described by Dr. Alois Alzheimer in 1906, the amyloid hypothesis was not developed until the Aß peptide was first identified as a major constituent of amyloid plaques in the 1980s. The primary constituent of amyloid plaques is the Aß peptide, although other proteins are present to lesser degrees. Historically, the primary hypothesis of decades of AD research, known as the amyloid hypothesis, held that AD dementia is the clinical consequence of Aß peptide monomers accumulating into extracellular amyloid plaques, which in turn contribute to the formation of intracellular neurofibrillary tangles composed of the tau protein, which is directly linked to neuronal cell death. Additionally, amyloid plaques cause inflammation. The disruption of synaptic function, inflammation and brain cell loss ultimately lead to progressive Alzheimer’s related dementia.
The amyloid hypothesis was more firmly established when a series of genetic mutations causing AD were discovered in the early to mid-1990s. These mutations were found in genes coding for the Amyloid Precursor Protein, or APP, and the genes coding for one of the enzymes which cleaves APP, creating the Aß peptide. Based on this hypothesis, a number of mAbs currently or previously in clinical development for AD have primarily targeted either Aß monomers or amyloid plaques; for our purposes, this broadly defined class is referred to as anti-Aß/plaque antibodies. One of these antibodies, lecanemab, or LEQEMBI®, which was developed to target soluble aggregated species of Aß known as protofibrils, received approval from the U.S. Food and Drug Administration, or the FDA, in 2023. Another antibody, donanemab, which was developed to target amyloid plaques, was approved by the FDA in 2024. The clinical data available to date, even for these approved mAbs, indicate some of the potential limitations of these approaches with respect to clinically meaningful patient benefit and safety.
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
AßOs have been observed to be potent neurotoxins that cause both acute synaptic toxicity and induce neurodegeneration. Experimentally in animal models, the accumulation of AßOs is associated with core AD neuropathology, including synapse deterioration and loss, tau hyper-phosphorylation and inflammation. Research has also shown that the accumulation of AßOs is associated with AD-related behavioral deficits, such as learning and memory impairment. In light of this evidence, we believe that blocking the toxicity of AßOs is a differentiated and promising approach for maximizing the therapeutic index (efficacy compared to safety) for the treatment of AD.
Our Product Candidate
Our product candidate, sabirnetug, is a recombinant humanized, affinity-matured IgG2 subclass mAb, derived from the murine immunoglobulin G1, or IgG1, parent, ACU3B3. We are currently developing sabirnetug for IV administration Q4W for the treatment of early AD, and we have begun developing sabirnetug for subcutaneous administration as well. We believe that sabirnetug represents a differentiated approach from current and prior anti-Aß/plaque immunotherapies because it is highly selective for soluble toxic AßOs. Sabirnetug has a nanomolar affinity for AßOs, with up to 8750-fold greater selectivity for AßOs over Aß monomers, 87-fold greater selectivity for AßOs over Aß fibrils and, based on immunohistochemical experiments with human AD tissues, limited or no binding to dense core amyloid plaques. We believe that sabirnetug is the most advanced immunotherapy candidate in development that was designed to selectively target toxic AßOs.
We believe that sabirnetug has characteristics that make it a promising potential treatment for AD relative to other antibodies that lack selectivity for AßOs. Sabirnetug is designed to have reduced immune effector function signaling and to avoid binding to vascular amyloid plaques, which we expect will reduce the incidence of ARIA as compared to amyloid plaque-targeting immunotherapies approved and in development for AD. Sabirnetug’s selectivity for AßOs may increase the potential for greater efficacy as compared to these other immunotherapies. We announced results from INTERCEPT-AD, a proof of mechanism Phase 1 clinical trial involving early AD patients, in July 2023. We initiated ALTITUDE-AD, our Phase 2 clinical trial, in May 2024 and completed enrollment in March 2025. We expect to announce top-line results for ALTITUDE-AD in late 2026. We also announced the results of a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in healthy volunteers in March 2025.
Clinical Development Plan
ALTITUDE-AD
As noted above, we initiated a Phase 2 clinical trial, ALTITUDE-AD, in May 2024 and completed enrollment in March 2025. It is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with MCI or mild dementia due to AD. We intend to use iADRS, a measurement of cognitive and functional decline, at 18 months as the primary outcome measure. The doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, both dosed IV Q4W. Participants randomized to the 50 mg/kg dose are being administered 35 mg/kg for the first two doses, which is then increased to 50 mg/kg. The 35 and 50 mg/kg doses were selected based on extensive PK/PD modeling of our Phase 1 clinical trial data.

Figure 1. Design of ALTITUDE-AD

INTERCEPT-AD
We reported topline results from INTERCEPT-AD, a U.S.-based, multi-center, randomized, placebo-controlled, SAD and MAD Phase 1 clinical trial of sabirnetug in July 2023. This trial enrolled 65 participants with early AD, and 62 participants received at least one dose of study drug. The early AD patient group was comprised of individuals who have mild dementia or MCI due to AD, and our trial excluded patients with moderate to severe AD dementia. Patients were enrolled across seven cohorts, consisting of a SAD in Part A and an overlapping MAD in Part B. Part A contained Cohorts 1 through 4; each cohort received a single IV dose between 2 mg/kg and 60 mg/kg, or placebo. Part B contained Cohorts 5 through 7; each cohort received a total of three doses of sabirnetug or placebo as follows: 10 mg/kg Q4W, 60 mg/kg Q4W, or 25 mg/kg Q2W.
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
The double-blind treatment period for Cohorts 1-4 of Part A was approximately 20 weeks and included 10 visits (four inpatient and six outpatient). A sequential dosing scheme was followed for each cohort in Part A. Dosing of Cohorts 1-3 began at least one week after all participants in the immediately preceding lower-dose cohort had received one administration of study drug and safety data had been reviewed by our internal blinded safety team. Dosing of Cohort 4 began at least one week after all participants in Cohort 3 received one administration of study drug and these safety data, along with Cohort 2 aggregate PK data, had been reviewed by our internal blinded safety team. An unblinded, independent Data Monitoring Committee, or DMC, also monitored safety data in the trial and was able to review data on an ad hoc basis if requested by the blinded study team.
Trial Design Part B - Multiple Ascending Dose
In Part B of our clinical trial, participants were randomized in an 8:2 ratio into one of three cohorts to receive a total of three doses of sabirnetug or placebo as follows:
•Cohort 5: One IV dose of sabirnetug (10 mg/kg) or placebo once Q4W.
•Cohort 6: One IV dose of sabirnetug (60 mg/kg) or placebo once Q4W.
•Cohort 7: One IV dose of sabirnetug (25 mg/kg) or placebo once Q2W.
Participants in Cohorts 5 and 6 were evaluated over approximately 35 weeks, consisting of a seven-week screening period followed by a 28-week, double-blind treatment period.
Participants in Cohort 7 were evaluated over approximately 31 weeks, consisting of a seven-week screening period, followed by a 24-week, double-blind treatment period.
In order to maintain participant safety for Part B of the clinical trial, dosing of Cohort 5 began at least one week after all participants in Cohort 2 of Part A had received one administration of sabirnetug or placebo and the Cohort 2 safety data had been reviewed by our internal blinded safety team. For Cohort 6, dosing began at least one week after all participants in Cohort 4 of Part A had received one administration of sabirnetug or placebo and the Cohort 4 safety data had been reviewed by our internal blinded safety team. Dosing of Cohort 7 began after review of Cohort 3 and Cohort 4 safety data at least one week after the last person in the cohort was dosed. If a potential safety signal, an unexpected adverse reaction, or higher than expected exposure had occurred, our internal blinded safety team would have notified the independent, unblinded DMC to review the safety and PK data and advise on dose escalation. Cohort 7 allowed for additional PK modeling to more accurately determine if Q2W dosing is necessary and if accumulation of sabirnetug occurs with this dosing frequency.
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

•exploratory evaluation of possible changes in cerebral blood flow as determined by MRI, using ASL pulse sequence; and
•exploratory evaluation of possible changes in cognitive, functional and behavioral measures using computerized testing and standard clinical measures for AD.
The main objective of INTERCEPT-AD was to evaluate the safety, tolerability, PK, PD, and target engagement of single and multiple ascending doses of sabirnetug administered by IV infusion. Exploratory outcomes included cognitive scales and computerized cognitive testing. Our goal was to establish clinical proof of mechanism of sabirnetug in early AD patients in order to enable progression into further clinical development.
Results
We announced INTERCEPT-AD topline data in July of 2023, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
•An analysis of change in amyloid plaque load, as measured by PET Centiloids, demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. Sabirnetug (60 mg/kg Q4W and 25 mg/kg Q2W) showed a statistically significant reduction in amyloid plaque load as determined by amyloid PET after 6-12 weeks (from baseline to endpoint within cohorts (p=0.01)). This finding provides evidence that sabirnetug is active in the brain.
Figure 3. INTERCEPT-AD plaque reduction observed in highest dose MAD cohorts
•Sabirnetug was well-tolerated throughout the SAD and MAD dose cohorts. Three treatment-emergent serious adverse events were observed after administration of sabirnetug; all were deemed not related or unlikely to be related to sabirnetug. The most common treatment-emergent adverse events from all dose groups combined were ARIA-E (10.4%), ARIA-H (hemorrhage) (8.3%), COVID-19 (6.3%), and hypersensitivity (6.3%). The overall rate of ARIA-E was 10.4%, which included one case of symptomatic ARIA-E (2.1%). Of note, no apolipoprotein E homozygote patients exhibited ARIA-E (n=6 treated).
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

Figure 4. Near maximal target engagement of AßOs observed in INTERCEPT-AD
•Exploratory measures of potential acute drug effects including assessment of cognition, as determined by a computerized cognitive battery, and changes in cerebral blood flow, as determined by ASL with MRI (Siemens MRI), did not show discernible effects from the immediate administration of sabirnetug. This was not unexpected due to the short duration and small sample size of INTERCEPT-AD.
•Biofluids for assessment of biomarkers of downstream neurodegeneration were collected during the clinical trial.
◦A dose-dependent trend was observed in the MAD cohorts toward sabirnetug effect on CSF biomarkers specific to amyloid and tau pathology and synaptic injury. These included p-tau181, total tau, neurogranin, VAMP2 and the Aß-42/40 ratio. At the 60 mg/kg Q4W dose of sabirnetug, nominally statistically significant improvements in p-tau181 and neurogranin were observed as compared to the placebo group (p=0.049 and p=0.037, respectively). At all doses, statistically significant improvement in VAMP2 was observed compared to placebo (p=0.033 for the 10 mg/kg dose, p=0.041 mg/kg for 25 mg/kg dose and p=0.033 for the 60 mg/kg dose). Nominally significant correlation was also observed between target engagement of AßOs and change in CSF neurogranin across all doses, and a trend was seen for target engagement versus CSF p-tau181.
Figure 5. CSF biomarker changes observed in INTERCEPT-AD

◦At the 60 mg/kg MAD cohort of sabirnetug, consistent trends were observed in plasma biomarkers, including glial fibrillary acidic protein, p-tau181 and p-tau217. After dosing completed, biomarkers also rebounded toward placebo, further supportive of a drug effect of sabirnetug.
In October of 2023, we met with the FDA to discuss the ALTITUDE-AD clinical trial design, and the potential pathway for registration of sabirnetug. The FDA had previously granted Fast Track designation to ACU193 in October 2022.
Nonclinical and Laboratory Data

In nonclinical studies, sabirnetug has demonstrated promising characteristics that indicate its potential to inhibit AßOs as a possible therapeutic treatment of AD. Sabirnetug has high selectivity, with over 500-fold greater binding selectivity for AßOs compared to Aß monomers, 87-fold greater selectivity for AßOs over Aß fibril, and limited or no binding to amyloid plaques. Recent SPR data demonstrated that sabirnetug has up to 8750-fold greater selectivity for AßOs over Aß monomers. Sabirnetug binds to a broad spectrum of small to large soluble AßOs. Additionally, sabirnetug has been shown to offer protection from synaptic toxicity by inhibiting binding of AßOs to primary hippocampal neurons. Sabirnetug has also demonstrated suitable in vivo pharmacology, target engagement, blood-brain barrier penetration and reduction of behavioral deficits. Lastly, Good Laboratory Practice, or GLP, toxicity studies conducted in two animal species supported the Phase 1 clinical trial. We believe these data, combined with our Phase 1 clinical trial results, indicate that sabirnetug has the potential to offer patients a reduction in cognitive decline.
Summary of Nonclinical Studies
In our nonclinical studies, sabirnetug has demonstrated: (i) preferential selectivity for binding to AßOs versus other forms of Aß monomers and amyloid plaques in in vitro assays, human AD tissue samples and in vivo transgenic mouse models; (ii) consistent data in support of sabirnetug’s protective effects against AßO toxicity in in vitro and ex vivo assays; (iii) in vivo pharmacology in multiple species confirming blood-brain barrier penetration, target engagement, and behavioral effects; and (iv) safety data in multiple species including GLP toxicology studies in Sprague-Dawley rats and cynomolgus monkeys supporting the clinical trials.
Selectivity for AßOs
In order to understand sabirnetug selectivity for AßOs, we performed biochemical assays and immunohistochemistry experiments.
Selectivity for AßOs versus Aß monomers
We demonstrated that sabirnetug shows significant preferential selectivity for AßOs compared to Aß monomers. In a competition ELISA assay, sabirnetug’s binding to AßOs was 556-fold greater than sabirnetug’s binding to Aß monomers. Figure 6[A] shows comparative syn-AßO versus Aß monomer affinity data for sabirnetug and illustrates the high selectivity of sabirnetug for AßOs. Further evidence of sabirnetug selectivity for synthetic-AßOs, or syn-AßOs, was obtained using a very high concentration of monomeric Aß, 5 µM, which did not decrease binding to syn-AßOs (Figure 6[B]). We believe sabirnetug’s selectivity for AßOs in the presence of abundant Aß monomers is representative of the in vivo levels of these Aß species in AD patients.
Thus, sabirnetug does not experience “target distraction” from non-toxic Aß monomers in an environment simulating brain interstitial fluid.

Figure 6. [A] Competitive ELISA for sabirnetug binding to syn-AßO or monomeric Aß40 [B] 5µM monomeric Aß did not substantially change binding to syn-AßO
These results support the conclusion that selectivity of sabirnetug for AßOs is maintained in a biochemical environment simulating the brain.
Selectivity for AßOs versus amyloid plaques
We have shown in our human immunohistochemistry studies that sabirnetug binds AßOs from AD patients with limited or no binding to amyloid plaques. In Figure 7 below, thioflavin S-positive ß-amyloid plaques are shown in green fluorescence while sabirnetug binding is shown in red fluorescence. Sabirnetug binds significantly in regions that are thioflavin-S-negative, i.e., without amyloid plaques (Figure 7, Panels B and E), but only infrequently and minimally may bind to thioflavin-S-positive fibrillar Aß structures in their periphery (Figure 7, Panels D and F). Taken together, these results are consistent with the concept that sabirnetug binds endogenous AßOs, and preferentially binds AßOs versus fibrillar Aß.

Figure 7. Sabirnetug binding to AßOs versus amyloid plaques
The upper left portion of the immunohistochemistry figure shows that in areas with no amyloid plaque binding (no green fluorescence staining, Panel A) there is substantial binding by sabirnetug (red fluorescence staining, Panel B) that is not related to amyloid plaque. The merge of these panels (Panel E) shows sabirnetug binding with no amyloid plaque present. On the upper right portion of the figure, the area that is positive for amyloid plaque (green fluorescence staining, Panel C) shows minimal sabirnetug binding (red fluorescence staining, Panel D). The merge of these panels (Panel F) shows the minimal binding of sabirnetug (red fluorescence staining) on the periphery of the amyloid plaque (green fluorescence staining), which may be related to AßO binding in the halo of the amyloid plaque.
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
Figure 8. Binding of humanized antibodies to size exclusion chromatography fractions of synthetic Aß species

Size exclusion chromatography fractionation of syn-AßO prep with sandwich ELISA detection. hu3D6 is also known as bapineuzumab; hu266 is also known as solanezumab. These data demonstrate the specificity of sabirnetug for oligomers versus monomers, and also demonstrate a range of oligomers that are bound by sabirnetug.
Collectively the data show that sabirnetug binds AßOs with 556-fold selectivity versus Aß monomers and demonstrates limited to no binding to amyloid plaques, but does bind to a broad range of synthetic and endogenous low, mid, and higher molecular weight AßOs. Based on these and our target engagement data demonstrated in our INTERCEPT-AD Phase 1 clinical trial data, we believe that sabirnetug can target therapeutically relevant AßOs in the brains of early AD patients.
In Vivo Pharmacology
In order to understand the effects of sabirnetug in intact animals, we performed behavioral studies in transgenic mice with genetic alterations that overproduce a mutant APP that forms amyloid plaques. The transgenic mouse models are generally based on autosomal dominant mutations in the APP gene causing rare forms of human AD. Transgenic mouse models using these mutations may not cause the full spectrum of AD pathology, but they do provide relevant animal models for drug development in AD.
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
A study conducted at QPS and using nine- to 10-month-old APP/SL transgenic mice treated weekly with 20 mg/kg ACU3B3 for four weeks demonstrated statistically significant behavioral improvements in swim path length and swim speed during the water maze learning test (Figure 9).
Figure 9. Results of ACU3B3 treatment in mice study

A
B
C
Swim Path Length
(meters, means + SEM)
Swim Speed
(meters/second, means + SEM)
Session 1 Trials
Sessions (days)
#
*
**
13
12
11
10
9
8
7
6
0
2
4
0.20
0.18
0.16
0.14
0.12
0.10
1
3
nTg-Veh
Tg-Veh
Tg-3B3

ACU3B3 treatment in nine- to 10-month-old APP/SL mice (n=10/group) improves performance on the first day of water maze training (A; p=0.057), decreases swim path length (B; p=0.034), and reverses a swim speed abnormality (C; p<0.02).
In a separate study conducted at Stanford University, the hyperactivity phenotype of five- to seven-month-old Thy1-hAPP/SL transgenic mice in the open field and Y-maze tests was also significantly reduced after four to five weeks of treatment with ACU3B3 (20 and 30 mg/kg, weekly). Prior to dosing, Thy1-hAPP/SL mice showed increased activity in the activity chamber compared to wild-type mice. After treatment with ACU3B3, Thy1-hAPP/SL mice activity fell to a level comparable to wild-type mice, particularly activity in the center of the test arena (Figure 10[A]). Similar effects of ACU3B3 were found with changes in Y-maze behavior (Figure 10[B]) and passive avoidance (Figure 10[C]).
Figure 10. ACU3B3 treatment at 20 mg/kg in five- to seven-month-old Thy1-hAPP/SL mice (n=13-14/group, means + SEM)
[A] Open field total distance measurement, APP-Veh vs. APP-3B3, *p=0.029. [B] Y-maze arm entries, APP-Veh vs APP-3B3, *p=0.045; APP-Veh vs WT-Veh, **p=0.007. [C] Passive avoidance latency, APPSL-APP3B3 vs. APPSL-Veh trended for drug effect, but was not statistically significant.
In separate studies conducted at the Gladstone Institute in young three- to five-month-old hAPP/J20 mice, behavioral abnormalities in these mice were reduced after chronic treatment with ACU3B3. Treatment ameliorated the hyperactivity phenotype, emotional response alterations and procedural learning deficits in this mouse model and hyperactivity in the Y-maze test was reduced dose-dependently (5 < 10 = 20 mg/kg) (Figure 11).
Figure 11. Open field and water-maze behavior in three- to five-month-old hAPP/J20 mice following repeat weekly IP dosing with ACU3B3 (n=13-14/group)
[A] Open field activity after four weekly doses. [B], [C] Water-maze behavior following eight weekly doses.

Figure 12. Y-maze and elevated plus-maze behavior in three- to five-month-old hAPP/J20 mice following repeat, weekly IP dosing with ACU3B3 (n=13-14/group)
[A] Y-maze activity after six weekly doses. [B], [C] Elevated plus-maze behavior following nine weekly doses.
Taken together, these behavioral studies, performed at three different laboratories, indicate in vivo central pharmacologic activity of peripherally administered ACU3B3. The behavioral effects seen in these studies indicate that sufficient amounts of ACU3B3 cross the blood-brain barrier to engage the target, resulting in behavioral improvements in these transgenic mice.
Pharmacokinetics and Pharmacodynamics
A study of PK in CSF was conducted in rhesus monkeys. An intrathecal catheter was implanted in the monkeys, and two doses at 20 mg/kg IV were administered. As shown in Figure 13, the concentrations of sabirnetug in CSF should provide adequate target engagement with dosing Q4W. This was recapitulated in our INTERCEPT-AD Phase 1 results, which demonstrated near-maximal target engagement of AßOs at both 25 mg/kg Q2W and 60 mg/kg Q4W.
Figure 13. Comparison of sabirnetug levels in rhesus CSF to CSF Levels of AßO in human AD patients

Following two doses of 20 mg/kg sabirnetug CSF concentrations were sufficient to provide target engagement at 28 days. An estimate of 1 fmole/mL for oligomer concentration is conservative given that it is based on AßOs consisting of trimers.
Safety Profile
GLP studies using IV administration of sabirnetug established a no-observed-adverse-effect level, or NOAEL, of 250 mg/kg/dose, which was the maximum feasible dose, given Q2W in a 28-day study in Sprague-Dawley rats. The NOAEL in cynomolgus monkeys was 300 mg/kg/dose in a 14-week study in cynomolgus monkeys using IV dosing Q2W. In Sprague Dawley rats, no adverse findings were noted. In the 14-week study in cynomolgus monkeys, doses of 60, 300 or 600 mg/kg/dose sabirnetug once Q2W were administered. Three animals administered the highest 600 mg/kg/dose were sacrificed early for humane reasons on Days 43 or 60 due to sabirnetug-related, anaphylactoid-type reactions.
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
Our current supply chains for sabirnetug involve several manufacturers that specialize in specific operations of the manufacturing process, including raw materials manufacturing, drug substance manufacturing and drug product manufacturing. We currently operate under work order programs for sabirnetug with master services agreements in place that include specific supply timelines, volume and quality specifications. We believe our current manufacturers have the scale, the systems and the experience to supply our currently planned clinical trials.
Competition
In June 2021, the FDA granted approval for Biogen Inc.’s, or Biogen’s, Aduhelm® (aducanumab) under the FDA’s Accelerated Approval Pathway, or AAP. Aduhelm was the first new AD product approval since 2004 and the first approved disease-modifying product. In April 2022, the Centers for Medicare and Medicaid Services, or CMS, released a final National Coverage Decision that restricts reimbursement for mAbs directed against amyloid for the treatment of AD, including Aduhelm, under a Coverage with Evidence Development, or CED, designation. The CED designation limits reimbursement of anti-amyloid antibodies, including Aduhelm, to placebo-controlled clinical trials. In May 2022, Biogen announced its decision to eliminate substantially all commercial support for Aduhelm in the United States and withdrew its marketing application for Aduhelm in Europe. In January 2024, Biogen announced its decision to discontinue the development and commercialization of Aduhelm.

In September 2022, Eisai Co., Ltd., or Eisai, announced results from its Leqembi® (lecanemab) Phase 3 CLARITY-AD trial. Leqembi is a recombinant humanized IgG1 mAb directed against aggregated soluble (protofibrils) and insoluble (plaque) forms of Aß. In CLARITY-AD, Leqembi demonstrated highly statistically significant effects on primary and secondary clinical measures (including a 27% slowing of cognitive decline as measured by CDR-SB) and a lower rate of ARIA-E (12.6%) than observed for aducanumab in the Phase 3 EMERGE and ENGAGE studies. In January 2023, the FDA granted approval for Leqembi under the AAP based on results of its Phase 2 clinical trial. In July 2023, the FDA approved the supplemental Biologics License Application, or BLA, supporting the approval of Leqembi. Also in July 2023, CMS announced it would cover Leqembi when a physician and care team participates in a CMS-facilitated registry. While this approval and coverage determination are encouraging developments, the need for additional options for AD treatment and prevention becomes more urgent with each passing year, and we believe that our novel approach can potentially help address this pressing need. Eisai and Biogen have submitted a BLA to the FDA for a subcutaneous weekly dosing option of Leqembi, with a Prescription Drug User Fee Act date in August 2025.
In January 2023, the FDA issued a complete response letter, or CRL, to Eli Lilly and Company, or Eli Lilly, for the accelerated approval submission of donanemab. In May 2023, Eli Lilly announced results from its donanemab Phase 3 TRAILBLAZER-ALZ 2 trial. Donanemab is an IgG1 mAb that specifically targets deposited amyloid plaque. In the TRAILBLAZER-ALZ 2 trial, donanemab demonstrated highly statistically significant effects on primary and secondary clinical measures (including a 29% slowing of cognitive decline, as measured by CDR-SB in its high and intermediate tau patient group) with a higher rate of ARIA-E (24%) among all donanemab-treated patients when compared to Leqembi. In July 2024, the FDA approved Kisunla® (donanemab) for the treatment of early AD.
There have been no comprehensive head-to-head clinical trials between any of the product candidates discussed above. Study designs and protocols for each product candidate were different, and results may not be comparable among product candidates.
We face competition from several different institutions, including pharmaceutical and biotechnology companies, research institutions, governmental organizations and universities developing novel therapies for AD. We believe that the key factors affecting the clinical and commercial success of sabirnetug will include safety profile, efficacy, method of administration, level of marketing activity, insurance reimbursement and intellectual property protection.
If approved, sabirnetug can be used in combination with therapies currently approved for the treatment of AD that treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors.
Other companies known to be developing therapies with Aß-, AßO- and amyloid plaque-related targets include AbbVie Inc., or Abbvie, Alector, Inc., or Alector, Alnylam Pharmaceuticals, Inc., AltPep Corporation, Alzheon, Inc., Alzinova AB, BioArctic AB, Biogen, Bristol-Myers Squibb Company, Cognition Therapeutics, Inc., Denali Therapeutics, Inc., or Denali, Eisai, Eli Lilly, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Priavoid GmbH, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, Inc., its wholly-owned subsidiary), or Roche, Vivoryon Therapeutics N.V. and Wavebreak Therapeutics, Inc. Additionally, sabirnetug, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie, AC Immune SA, Alector, Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biogen, Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Denali, Eisai, Johnson & Johnson (including Janssen Inc., its wholly-owned subsidiary), H. Lundbeck A/S, Lighthouse Pharmaceuticals, Inc., Roche and Takeda Pharmaceutical Co. Ltd.
Additional Treatment Modalities
While Aß and amyloid are generally considered to be the proximal causes of AD pathology, and alternative hypotheses to the amyloid hypothesis propose that amyloid accumulation is a consequence of other processes such as infection and that other pathogens lead to amyloid accumulation, downstream targets such as tau, inflammation-related targets and growth factors may eventually be useful approaches in the treatment of AD and are being explored. Some of these treatment modalities have made nonclinical and early-stage clinical progress, although these efforts are still significantly less advanced than those approaches targeting Aß or amyloid plaques.
Collaboration Agreement with Merck
In December 2003, we entered into an exclusive license and research and development collaboration agreement with Merck to research, discover and develop certain technology related to Aß-derived diffusible ligands, or ADDLs, which agreement was amended and restated in October 2006. The agreement generally provided that, during the course of the collaboration, Merck would be responsible for the preclinical and clinical development and commercialization of any products covered by the agreement and, in return, we were eligible to receive potential nonclinical, clinical and regulatory milestone payments and royalties on future product sales. During the collaboration, Merck developed sabirnetug, an ADDL antibody, and intellectual property related to sabirnetug was filed by Merck. In 2011, Merck elected to voluntarily terminate the collaboration agreement. Pursuant to the surviving provisions of the agreement, effective upon termination of the collaboration, Merck granted us an exclusive, perpetual, irrevocable, royalty-free, worldwide license, with right to sublicense, under Merck’s interest in the patent rights and know-how necessary for the research, development, manufacturing or commercialization of ADDL antibodies, ADDL antigens or products, including sabirnetug.
License Agreement with Lonza
On November 2, 2022, the Company entered into a license agreement, or the Lonza License Agreement, with Lonza Sales AG, or Lonza. Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug, or the Lonza Product.
Pursuant to the Lonza License Agreement, we paid Lonza an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1.0% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six-digits and a royalty of less than 1.0% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid six-digits per sublicense and a royalty on net sales in the low single digits where a third party manufactures the Lonza Product. These payment obligations would expire 10 years from the first commercial sales of the Lonza Product in such country of sale.
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
Halozyme License Agreement
On November 5, 2023, the Company entered into a non-exclusive collaboration and license agreement, or the Halozyme License Agreement, with Halozyme. Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s ENHANZE® drug delivery technology for the development of a subcutaneous formulation of sabirnetug, or the Halozyme Product. Halozyme will also be the Company’s exclusive supplier of clinical and commercial supplies of the active pharmaceutical ingredient for Halozyme’s PH20 product.
Pursuant to the Halozyme License Agreement, the Company paid Halozyme a seven-figure upfront payment for the license to Halozyme’s technology. Additionally, the Company will make milestone payments tied to achievement of certain development and commercialization milestone events with respect to the Halozyme Product, as well as milestone payments based on achievement of certain net sales levels of the Halozyme Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Halozyme Product.
The Halozyme License Agreement includes customary termination rights, representations and warranties, covenants and indemnification obligations for a transaction of this nature.
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
The main form of commercial exclusivity for our product candidate, sabirnetug, is expected to come from biologic regulatory exclusivity. We expect that once approved by regulatory agencies, sabirnetug will receive the benefit of 12 years of market exclusivity in the United States and 10 to 11 years of data and market exclusivity in Europe, in each case, against competitors seeking approval for a biosimilar product.
We have an exclusive license grant from Merck to patents claiming the composition and method of use of our product candidate, sabirnetug. The license grant arose from our collaboration agreement with Merck to research, discover and develop technology related to ADDLs. During our collaboration, sabirnetug, an ADDL antibody, was developed and intellectual property was filed by Merck. In 2011, the collaboration agreement terminated and Merck exclusively licensed to Acumen Merck’s interest in patent rights claiming ADDL antibodies, including sabirnetug, ADDL Antigens and/or Products to Acumen. In the nine years subsequent to the termination of the collaboration with Merck, Acumen has controlled and directed and continues to control and direct prosecution of the licensed sabirnetug patent portfolio. Acumen has also paid for and continues to pay all costs and fees associated with the prosecution and maintenance of the licensed sabirnetug patent portfolio.
As of March 27, 2025, Acumen licenses from Merck one issued U.S. patent and 18 issued foreign patents, including issued patents in Brazil, China, Canada, Australia, Japan, South Korea, France, Germany and the UK drawn to our product candidate, sabirnetug. These patents are projected to expire in July 2031, without taking into account any possible extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
Throughout the development of our product candidate, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including by protecting inventions related to additional methods of use, processes of making, formulation and dosing regimens.
Patent Term and Term Extensions
The terms of individual patents are determined based primarily on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval for the product covered by that patent. In addition, only one patent applicable to an approved drug may receive the extension, and the extension applies only to coverage for the approved drug, methods for using it and methods of manufacturing it, even if the claims cover other products or product candidates. Where one patent covers multiple products or product candidates, it may only receive an extension for one of the covered products; any extension related to a second product or product candidate must be applied to a different patent. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date of a non-provisional patent application, such as a Patent Cooperation Treaty application. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.
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
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, pricing, reimbursement, post-approval monitoring and post-approval reporting of biologics such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug and biological product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act and other federal, state and local statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s GLP requirements;
•submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;
•approval by an institutional review board, or IRB, or independent ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCPs, requirements and other clinical trial-related regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
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
Preclinical and Clinical Trials
Prior to beginning the first clinical trial with a product candidate, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin.
The FDA may, at any time during the initial 30-day IND review period, or while clinical trials are ongoing, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would delay a proposed clinical study or cause suspension of an ongoing study until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. Imposition of a clinical hold could cause significant delays or difficulties in completing planned clinical studies in a timely manner. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used in monitoring safety and effectiveness. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any protocol and subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. In addition, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, that the trial is unlikely to meet its stated objectives or that the trial is not being conducted in accordance with FDA requirements. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or DMC, which provides authorization for whether or not a study may move forward at designated checkpoints based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk to subjects or on other grounds, such as lack of efficacy.
Information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.
IND sponsors must submit annual reports on the progress of investigations under the IND to the FDA and submit IND safety reports when certain serious and unexpected adverse reactions and certain other safety issues occur.
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress added a requirement for sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet its enrollment goals. This requirement will apply with respect to clinical investigations for which enrollment commences 180 days after the publication of a final guidance by the FDA on diversity action plans. The FDA published a draft guidance on diversity action plans in June 2024, and the statute directs the FDA to issue final guidance within nine months of closing the comment period on such draft guidance.
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
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within 10 months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMPs and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
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
Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for priority review. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to 10 months under standard review).
Fast Track designation, Breakthrough Therapy designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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
As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDORA, signed by President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617), includes numerous reforms to the accelerated approval process for drugs and biologics and enables the FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval. FDORA also expands the expedited withdrawal procedures already available to the FDA to allow the agency to use expedited procedures if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary [of HHS].” FDORA also adds the failure of a sponsor of a product approved under accelerated approval to conduct with due diligence any required post-approval study with respect to such product or to submit timely reports with respect to such product to the list of prohibited acts in the FDCA.

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
If a product that has received ODD subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the BLA user fee.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are also continuing annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
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
•fines, warning letters or untitled letters;
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
United States Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars in the United States. Biosimilarity requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
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
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the ACA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and regulatory interpretation of the BPCIA remain subject to significant uncertainty.
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
•the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable to Medicare or a state health program, unless an exception applies;
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
•the so-called federal “sunshine law,” or Open Payments, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the CMS information related to payments and other transfers of value to teaching hospitals, physicians and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members;
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
Ensuring compliance with healthcare laws is time-consuming and costly. Given the breadth of the laws and regulations and narrowness of any exceptions, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

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
In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.
Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. To obtain or maintain coverage and reimbursement for any approved drug product, a pharmaceutical manufacturer may need to conduct expensive pharmacoeconomic studies or otherwise provide evidence to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, the payors may not cover the product or, if they do, the level of payment may not be sufficient to allow sale of a product at a profit.
Even if third-party payors provide some coverage, they may impose limits on the coverage or controls to manage utilization of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication and can exclude drugs from their formularies in favor of competitor drugs or alternative treatments. Payors may also impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided, require pre-approval (known as “prior authorization”) for coverage of a prescription for each patient (to allow the payor to assess medical necessity) or impose a moratorium on coverage for products while the payor makes a coverage decision.
Moreover, a third-party payor’s decision to provide coverage for a product does not mean that an adequate reimbursement rate will be approved. A pharmaceutical company may be required to provide mandatory discounts or rebates to certain purchasers to obtain coverage under federal healthcare programs or to sell products to government purchasers. A pharmaceutical company may also have to offer discounts or rebates to private third-party payors to obtain favorable coverage. There has been significant consolidation in the health insurance industry, increasing the leverage of large insurers and pharmacy benefit managers in pricing and other negotiations and potentially impacting potential drug product sales, business and results of operations. Adequate third-party reimbursement may not be available to enable a company to realize an appropriate return on an investment in product development.
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
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory healthcare reform initiatives directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. These reform initiatives, if and when implemented, could impact our ability to sell a product candidate profitably if and when approved for marketing. For example, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum

Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and established a Medicare Part D coverage gap discount program. More generally, the ACA expanded healthcare coverage through Medicaid expansion and the implementation of the “individual mandate” for health insurance coverage.
Beyond the ACA, there have been ongoing healthcare reform efforts, including with respect to drug pricing and payment reform. For example, effective January 1, 2024, federal legislation has eliminated the statutory cap on Medicaid Drug Rebate Program rebates (previously set at 100% of a drug’s “average manufacturer price”). As another example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The IRA is anticipated to have a significant impact on the pharmaceutical industry. The focus on healthcare reform, including reform of drug pricing and payment, has continued in the wake of the IRA. For example, in 2022, subsequent to the enactment of the IRA, the Biden administration announced its commitment to expanding certain IRA reforms. There have been significant and wide-ranging reforms to federal policy and the federal government under the new Trump administration. Drug pricing and payment reform was a focus of the prior Trump administration and that focus is likely to continue under the new Trump administration. Other potential healthcare reform efforts under the Trump administration may affect access to healthcare coverage or the funding of healthcare benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump administration through executive action or by Congress.
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
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.
Employees and Human Capital Resources
Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards.

As of March 24, 2025, we had 61 employees, all of whom were full time. Of our 61 employees, 41 were engaged in research and development and 20 were engaged in general and administrative functions. We also utilized consultants in various roles related to research and development and general and administrative functions. We believe our employee relations are good.
Corporate Information
We were incorporated under the laws of the State of Delaware in 1996. Our principal executive offices are located at 1210-1220 Washington Street, Suite 210, Newton, MA 02465 and our telephone number is (617) 344-4190.
Available Information
Our website address is http://www.acumenpharm.com/. In addition to the information about us contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission, or the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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
We are a clinical-stage biopharmaceutical company with a limited operating history focused on pioneering a novel disease-modifying therapeutic approach to treat Alzheimer’s disease, or AD. We were incorporated in 1996 and were party to an exclusive license and research collaboration with Merck & Co., Inc., or Merck, in 2003. Although we acquired the exclusive rights to sabirnetug from Merck in 2011, following Merck’s strategic decision to focus its AD development efforts on a different product candidate, we did not recommence meaningful operations until we completed our first institutional fundraising in 2018. As a result, we have a very limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We received clearance of our Investigational New Drug application, or IND, for our sole product candidate, sabirnetug, and initiated our Phase 1 clinical trial in the second quarter of 2021. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and in February 2023 we announced the completion of enrollment. We announced topline data from INTERCEPT-AD in July 2023. We initiated our Phase 2 clinical trial, ALTITUDE-AD, in May 2024 and completed enrollment in March 2025. We also conducted a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in mid-2024 and announced results in March 2025. We have previously experienced delays in site activation and enrollment with respect to our INTERCEPT-AD clinical trial, and cannot assure you that we will not experience additional delays in site activation or enrollment in our current or future clinical trials. To date, we have not yet initiated a pivotal trial, obtained marketing approval for any product candidate, manufactured a commercial scale product candidate, arranged for a third party to do so on our behalf or conducted sales or marketing activities necessary for successful product candidate commercialization. Our short operating history makes any assessment of our future success and viability subject to significant uncertainty. We will likely encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.
We have no product candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.
We have no product candidates approved for sale, have never generated any revenue from product sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2024 and 2023, our net losses were $102.3 million and $52.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $325.1 million.
To date, we have devoted most of our financial resources to the research and development of sabirnetug, including our nonclinical development activities of sabirnetug and our clinical trials, and corporate overhead. We expect that it will be several years, if ever, before we have a product candidate approved and ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, sabirnetug and any other product candidate we may develop in the future, prepare for and begin the commercialization of any approved product candidates and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses may fluctuate significantly from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize sabirnetug or another drug with significant revenue.
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
To date, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development, conduct clinical trials of, and seek marketing approval for, sabirnetug. Developing sabirnetug and conducting clinical trials for the treatment of AD and any other product candidates or indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for sabirnetug or any future product candidates, we expect to incur significant commercialization expenses related to the commercialization of the product, whether we are commercializing alone or with a collaborator. Further, we expect to incur significant expenses associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2024, we had $35.6 million in cash and cash equivalents and $195.9 million in marketable securities; included in this amount is the first tranche of $30.0 million that we received under our loan and security agreement with K2 HealthVentures LLC, or the Loan Agreement, which was received on November 10, 2023. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than anticipated if we choose to expand more rapidly than we presently anticipate.
The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:
•the progress, costs, timing and results of ALTITUDE-AD and other potential clinical trials of sabirnetug, including for potential additional indications that we may pursue beyond AD;
•the requirements of the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, and comparable foreign regulatory authorities, for clinical trials and nonclinical studies and other work, for review and approval of sabirnetug for AD;
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

Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions. Additionally, escalation in interest rates may lead to financial institutions being more prudent with capital deployment and tightening lending. If we are unable to raise sufficient additional capital on a timely basis, we could be forced to curtail our planned operations and the pursuit of our business strategy, which would have a material adverse effect on the value of our common stock.
The terms of our Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.
In November 2023, we entered into the Loan Agreement with K2 HealthVentures LLC, or K2HV. At closing, we borrowed $30.0 million in the first tranche under the Loan Agreement. We may borrow an additional $20.0 million under the Loan Agreement upon our request, subject to review by the lenders of certain information from the Company and discretionary approval by the lenders.
Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, excluding the Company’s intellectual property. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2HV could declare a default upon the occurrence of any event that it interprets could have a material adverse effect, subject to the limitations specified in the Loan Agreement. Upon the occurrence and continuance of an event of default, K2HV may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we are liquidated, the rights of our lenders to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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
We are early in our development efforts. To date, we have invested substantially all of our efforts and financial resources in the research and development and clinical trials of sabirnetug, which is currently our only product candidate. Before seeking marketing approval from regulatory authorities for the sale of sabirnetug, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any product candidate before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that sabirnetug will be successful in clinical trials. Further, sabirnetug may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for sabirnetug, we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of sabirnetug by us or by one or more of our partners. The clinical and commercial success of sabirnetug will depend on a number of factors, including the following:
•successful patient enrollment in ALTITUDE-AD and other clinical trials of sabirnetug;
•sufficiency of our financial and other resources to complete the necessary clinical trials;
•the results from ALTITUDE-AD and future clinical trials of sabirnetug;
•the frequency and severity of adverse effects related to sabirnetug;
•the ability of third-party manufacturers to manufacture supplies of sabirnetug and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•our ability to demonstrate sabirnetug’s safety and efficacy to the satisfaction of the FDA, EMA and any foreign regulatory authorities in order to receive necessary marketing approvals for sabirnetug;
•whether we are required by the FDA, EMA or other regulatory authorities to conduct additional clinical trials prior to the approval to market sabirnetug and whether the FDA, EMA or other regulatory authorities may disagree with the number, design, size, conduct, implementation or other aspects of our clinical trials;
•whether the FDA, EMA or other regulatory authorities may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
•our ability to successfully commercialize sabirnetug, if approved for marketing and sale by the FDA, EMA or foreign regulatory authorities, whether alone or in collaboration with others;
•our success in educating physicians and patients about the benefits, administration and use of sabirnetug;
•acceptance of sabirnetug as safe and effective by patients and the medical community;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•our ability to achieve and maintain compliance with all regulatory requirements applicable to sabirnetug, including any required post-marketing approval commitments;
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
The FDA granted Fast Track designation for sabirnetug for the treatment of early AD in October 2022, and we may in the future seek Fast Track designation for any other product candidates we may develop. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. There is no assurance that the FDA will grant this status to any of our other product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of product candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion to decide whether to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development, review or approval process compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.
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
Our future success is highly dependent on the successful development of sabirnetug for treating AD. The development and, if approved, commercialization of sabirnetug subjects us to a number of challenges, including ensuring that we select an effective dose of sabirnetug, executing appropriate clinical trials to test for safety and efficacy and obtaining regulatory approval from the FDA and other regulatory authorities. We cannot be sure that sabirnetug, or any other product candidate we develop, will ultimately prove to be safe and effective, scalable or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, the willingness of physicians to prescribe novel treatments.
Our approach to the potential treatment of AD is based on a novel therapeutic approach, which exposes us to unforeseen risks.
There is no current scientific or general consensus on the causation of AD or method of action to treat AD. We have discovered and are developing sabirnetug, a humanized monoclonal antibody that selectively targets amyloid-beta oligomers, or AßOs, to treat AD. Our approach is based on research on AßOs, globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from other forms of amyloid. AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. Based on the results of our nonclinical studies to date and our INTERCEPT-AD Phase 1 clinical trial, we believe sabirnetug represents a differentiated approach from current and prior anti-Aß/plaque immunotherapies because of its selectivity for soluble AßOs. We believe that sabirnetug is the most advanced immunotherapy candidate in development that was designed to selectively target AßOs. However, we may ultimately discover that sabirnetug does not possess properties required for therapeutic effectiveness. We may spend substantial funds attempting to develop sabirnetug or other product candidates and never succeed in doing so.
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
Clinical failure can occur at any stage of clinical development, and we have never submitted a biologics license application, or BLA, or other marketing authorization application, or MAA.
We are early in our development efforts for sabirnetug and will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market sabirnetug or any other product candidate we seek to develop. Carrying out clinical trials and the submission of a successful BLA is a complicated process. Although members of the Acumen team have significant experience in clinical development of drugs through regulatory approval, as an organization, Acumen only recently completed its first clinical trial, has no previous experience in conducting any other clinical trials, has limited experience in preparing regulatory submissions and has not previously submitted a BLA for any product candidate.
In addition, we have had limited interactions with the FDA and have received important feedback on the design of ALTITUDE-AD; similarly, based on regulatory feedback from the EMA and to enhance the probability that the EMA will consider our Phase 2 clinical trial a registration-eligible clinical trial for sabirnetug, we amended the ALTITUDE-AD protocol in 2024 to change from a Phase 2/3 clinical trial to a Phase 2 standalone clinical trial. However, we cannot be certain how many clinical trials of sabirnetug will be required or how such trials will be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of a BLA or request for marketing authorization and approval of sabirnetug or any other product candidate. We may require more time and incur greater costs than our competitors and we may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing sabirnetug or any future product candidates we may develop, and failure to successfully complete any of these activities in a timely manner could have a material adverse impact on our business and financial performance.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulatory authorities, Institutional Review Boards, or IRBs, or Ethics Committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or we may fail to reach a consensus with regulatory authorities on trial design; for example, our initial submission of the IND for sabirnetug was placed on clinical hold by the FDA until we were able to address the FDA’s initial concerns regarding potential off-target binding of sabirnetug with an additional nonclinical tissue cross reactivity study, after which the FDA permitted us to initiate the Phase 1 clinical trial of sabirnetug in the second quarter of 2021;
•regulatory authorities in jurisdictions in which we seek to conduct clinical trials may have differing views on our trial design, and it may be difficult or impossible to satisfy all such authorities with one approach;
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
•changes to clinical trial protocols;
•our third-party contractors, including clinical investigators, contract manufacturers and vendors may fail to comply with applicable regulatory requirements, lose their licenses or permits, or otherwise fail to, or lose the ability to, meet their contractual obligations to us in a timely manner, or at all;
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
•occurrence of serious adverse events in trials of the same class of agents conducted by other companies; and
•the policies, regulations, and guidelines of the FDA, EMA or other comparable foreign regulatory authorities regarding the development, approval and marketing of biologics may significantly change, including but not limited to, in the United States, as a result of the 2025 change in presidential administration, which may hinder our development or commercialization of sabirnetug or future product candidates.
Adverse side effects, properties or other safety risks associated with sabirnetug or any future product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
As is the case with pharmaceuticals generally, it is possible that there may be side effects and adverse events associated with the use of sabirnetug or any future product candidates we may develop. For example, with respect to our INTERCEPT-AD clinical trial, the most common treatment-emergent adverse events from all dose groups combined were ARIA-E (10.4%), ARIA-H (hemorrhage) (8.3%), COVID-19 (6.3%), and hypersensitivity (6.3%). The overall rate of ARIA-E was 10.4%, which included one case of symptomatic ARIA-E (2.1%). Results of ALTITUDE-AD, or future clinical trials, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to greater exposures and a larger number of patients. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, sabirnetug or any future product candidates we may develop, could result in the delay, suspension or termination of clinical trials by us, the FDA or other comparable regulatory authorities, or IRBs for a number of reasons. We may also elect to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such product candidate, if approved. If we elect or are required to further delay, suspend or terminate any clinical trial of any product candidates we may develop, the commercial prospects of such product candidates will be harmed and our ability to generate drug revenues from any such product candidates will be delayed or eliminated.
It is possible that as we test sabirnetug in ALTITUDE-AD or future clinical trials, or as the use of sabirnetug becomes more widespread if it receives regulatory approval, we may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects, if any, become later known in development or upon approval, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit approval of sabirnetug or any future product candidates;
•we may be required to recall a drug or change the way such drug is administered to patients;
•regulatory authorities may require additional warnings or statements in the labeling, such as a boxed warning or a contraindication, or issue safety alerts, press releases or other communications containing warnings or other safety information about the product candidate, such as field alerts to physicians and pharmacies;
•regulatory authorities may require us to implement a REMS to ensure that the benefits of the drug outweigh its risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be required to change the way a drug is distributed or administered, conduct additional clinical trials or be required to conduct additional post-marketing studies or surveillance;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such product candidates from the market;
•personal injury claims, actions, lawsuits and proceedings that may arise from exposure to or taking our product candidates;
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

Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Throughout 2022, we experienced delays in clinical site initiation and patient enrollment that we believe were principally related to the effects of the COVID-19 pandemic. Although those enrollment delays were resolved, including through the addition of new clinical trial sites, we may experience other enrollment delays in the future. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
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
Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. The enrollment delays we experienced in our INTERCEPT-AD clinical trial resulted in increased development costs for the trial, including costs related to initiating additional trial sites, and any enrollment delays we may experience in future clinical trials of sabirnetug or any other product candidates we may develop may result in increased development costs for our product candidates, which would harm our business, financial condition and results of operations.
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
The development of a product candidate and its approval and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to extensive regulation by the FDA, the EMA and comparable regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States, Europe or other countries until we receive approval of a BLA from the FDA or MAA from the EMA, respectively. We have not submitted any marketing applications for sabirnetug.
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
We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA, EMA and other comparable foreign regulatory authorities may not accept data from such trials.
We may in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to current good clinical practice, or cGCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any other comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We may not be successful in our efforts to build a pipeline of additional product candidates.
Our sole product candidate is sabirnetug. We may not be able to identify and successfully develop new product candidates in addition to sabirnetug. Even if we are successful in building our product pipeline, the potential product candidates that we identify may not be suitable for clinical development or, if deemed suitable for clinical development, may not be successful in any clinical trials. For example, product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be successfully developed, much less receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to obtain product revenue in future periods, which would result in significant harm to our financial position and adversely affect our stock price.
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
As product candidates proceed through nonclinical studies to late-stage clinical trials toward potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. For example, through our contract manufacturing organizations, or CMOs, we plan to implement a larger scale sabirnetug manufacturing process with increased yields and at larger scale production levels. We are also developing a lyophilized drug product form and refrigeration-stable formulation.

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
Due to the recent change in U.S. presidential administration, we face uncertainty regarding potential regulatory developments that may adversely affect our business.
We face uncertainty regarding the regulatory environment following the change in U.S. presidential administration in January 2025. While many of the new Trump administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation or policies that adversely affect our business or create a more challenging and costly environment to pursue the development and commercialization of sabirnetug or any future product candidates we may develop. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.
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
•product labeling or product insert requirements of the FDA or other comparable foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, such as any black box warning or REMS;
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
We do not have a sales or marketing infrastructure. To achieve commercial success for sabirnetug or any other product for which we may obtain marketing approval, we will either need to establish a commercial collaboration with a pharmaceutical company that has a sales and marketing organization or we will be required to develop these capabilities internally. There are risks and limitations associated with entering into a commercial collaboration. For example, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. Even if we are able to enter into a collaboration, our revenue and profitability, if any, are likely to be significantly lower than if we were able to successfully commercialize a product ourselves. In addition, we likely would have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.
At the same time, there are significant risks associated with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This would be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, or FTC, the Department of Justice, or DOJ, the Office of Inspector General of the U.S. Department of Health and Human Services, state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement or warning letters, mandates to issue corrective information to healthcare practitioners, inquiries, investigations, injunctions and civil and criminal sanctions by the FDA, DOJ or comparable foreign bodies. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and as enjoined several companies from engaging in an off-label promotion.
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
If approved, sabirnetug will compete with therapies currently approved for the treatment of AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. Sabirnetug may also compete with one or more potentially disease-modifying therapeutics that target Aß or amyloid plaques, including Eisai Co., Ltd.’s, or Eisai’s, Leqembi (lecanemab), which was given full approval by the FDA in July 2023. Also in July 2023, Centers for Medicare and Medicaid Services, or CMS, announced it would cover Leqembi when a physician and care team participates in a CMS-facilitated registry. Eisai and Biogen Inc., or Biogen, have submitted a BLA to the FDA for a subcutaneous weekly dosing option of Leqembi, with a Prescription Drug User Fee Act date in August 2025. The FDA issued a complete response letter to Eli Lilly and Company, or Eli Lilly, in January 2023 for the accelerated approval submission of donanemab. In May 2023, Eli Lilly announced results from its donanemab Phase 3 TRAILBLAZER-ALZ 2 trial. In July 2024, the FDA approved donanemab.
Other companies known to be developing therapies with Aß-, AßO-, and amyloid plaque-related targets include AbbVie Inc., or Abbvie, Alector, Inc., or Alector, Alnylam Pharmaceuticals, Inc., AltPep Corporation, Alzheon, Inc., Alzinova AB, BioArctic AB, Biogen, Cognition Therapeutics, Inc., Denali Therapeutics, Inc., or Denali, Eisai Co, Eli Lilly, Grifols, S.A., KalGene Pharmaceuticals, Inc., Neurimmune AG, Priavoid GmbH, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, Inc., its wholly-owned subsidiary), or Roche, Vivoryon Therapeutics N.V. and Wavebreak Therapeutics, Inc. Additionally, sabirnetug, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie, AC Immune SA, Alector, Anavex Life Sciences Corp., Annovis Bio, Inc., Athira Pharma, Inc., Biogen, Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Denali, Eisai, Johnson & Johnson (including Janssen Inc. its wholly-owned subsidiary), H. Lundbeck A/S, Lighthouse Pharmaceuticals, Inc., Roche, and Takeda Pharmaceutical Co. Ltd.
Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved product candidates than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop. Further, currently approved product candidates could be discovered to have application for treatment of AD, which could give such product candidates significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA or other comparable regulatory approval for their product candidates more rapidly than we may obtain approval for ours from the FDA, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, product candidates or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.
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
If we are successful in achieving regulatory approval to commercialize any biologic product candidate that we develop, such biologic product candidate may face competition from biosimilar products. In the United States, sabirnetug is, and we expect that any other product candidate we may seek to develop likely will be, regulated by the FDA as a biologic product subject to approval under the BLA pathway. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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
We believe our success depends on obtaining and maintaining coverage and adequate reimbursement from third-party payors for sabirnetug and any other product candidate we successfully develop, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government healthcare programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations and other organizations are essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates.
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
There can be no assurance that sabirnetug or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that the product candidate will be considered cost-

effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.
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
We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA.
In addition, states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. Almost 20 other states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.
Outside of the United States, data protection laws, including the E.U. General Data Protection Regulation, or the EU GDPR, which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications

(Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), or the UK GDPR, also apply to certain of our operations. The EU GDPR and the UK GDPR impose, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data of individuals within the EU and UK, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Companies that must comply with the EU GDPR and the UK GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with applicable data protection laws and regulations could result in government investigations and/or enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our business, financial condition and results of operations.
Although we work to comply with applicable laws and regulations relating to data privacy and security, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Monitoring, preparing for and complying with the array of privacy and security legal regimes to which we are subject also requires us to devote significant resources, including, without limitation, financial and time-related resources. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Combined with the frequency with which new privacy and security laws are introduced globally, this means that we may be required to make changes to our operations or practices in an effort to comply with them. Such changes may increase our costs and reduce our net sales. We may also face inconsistent legal requirements across the various jurisdictions in which we operate, further raising both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could seriously harm our business.
We and any contract manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.
Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could seriously harm our business.
Risks Related to Our Dependence on Third Parties
We currently rely on CMOs to supply components of and manufacture sabirnetug. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to develop sabirnetug in a timely manner.
We do not own or operate manufacturing facilities and rely on a limited number of CMOs to manufacture our product candidates. We have entered into agreements with third-party CMOs to manufacture sabirnetug and supply our clinical trial material, in compliance with applicable regulatory and quality standards. We intend to continue to rely on third-party CMOs to manufacture our clinical supply for the foreseeable future. Any replacement of a third-party CMO could require significant effort, expense and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate clinical supply that meets the necessary quality standards may delay our development or commercialization.
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
Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, impact our ability to successfully commercialize any of our product candidates or otherwise harm our business, financial condition, results of operations, stock price and prospects. Some of these events could be the basis for FDA or other comparable regulatory authority action, including injunction, recall, seizure or total or partial suspension of product manufacture.
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
We intend to engage CROs and other third parties to conduct our planned nonclinical studies or clinical trials, including ALTITUDE-AD and future clinical trials of sabirnetug, and to monitor and manage data. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, in the future. Any of these third parties may terminate their engagements with us in accordance with the applicable contract, whether in the event of an uncured material breach or at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We rely on these parties for execution of our nonclinical studies and clinical trials and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs, which are standards for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, or may result in fines, adverse publicity and civil and criminal sanctions.
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
In addition, the manufacturing process for any product candidates that we may develop is subject to FDA, EMA and foreign regulatory requirements and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and comparable foreign regulatory authority requirements, including complying with cGMPs on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce product candidates in accordance with the requirements of the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such product candidates. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third-party contract manufacturers will be able to manufacture the approved product in accordance with the requirements of the FDA, EMA or other comparable regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.
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
Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidate, and other proprietary technologies we may develop. If we are unable to obtain or maintain patent protection with respect to our product candidate and any other proprietary technologies we may develop, our business, financial condition, results of operations and prospects could be materially harmed.
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
•issued patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or may otherwise not provide any competitive advantage;
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
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidate in those countries.
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
The strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and can be uncertain. Patent applications that we file or in-license may fail to result in issued patents with claims that cover our product candidate in the United States or in foreign countries. Even if such patents do successfully issue, third parties may challenge the ownership, validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to our patents could deprive us of exclusive rights necessary for the successful commercialization of our product candidate. Further, even if they are unchallenged, our patents may not adequately protect our intellectual property, provide exclusivity for our product candidate or prevent others from designing around our claims. If the breadth or strength of protection provided by our patents with respect to our product candidate is threatened, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidate.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidate, one or more patents issuing from U.S. patent applications that we file or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval; only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. If we encounter delays in our development efforts, including our future clinical trials, the period of time during which we could market our product candidate under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.
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
If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and/or to secure our rights to the licensed intellectual property, our business, results of operations, financial condition and prospects may be adversely affected. We may enter into additional licensing arrangements in the future and, if we fail to comply with obligations under those agreements, we could suffer adverse consequences.
We were a party to a collaboration agreement with Merck to research, discover and develop certain technology related to Aß-derived diffusible ligands, or ADDLs. This collaboration was initiated in 2003 and was later terminated by Merck in 2011. During the collaboration, sabirnetug, an ADDL-binding antibody, was developed and intellectual property was filed by Merck. Under the surviving provisions of the collaboration agreement, Merck exclusively licensed Merck’s interest in patent rights claiming ADDL antibodies, ADDL antigens and/or products to Acumen. If a dispute were to arise in the future as to our rights to the intellectual property under the agreement, our ability to commercialize sabirnetug may be jeopardized.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ outside counsel to pay these fees due to foreign patent agencies. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market with similar or identical products or technology earlier than should otherwise have been the case, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
Presently we have intellectual property rights to our product candidate through a license from Merck. We also have an intellectual property license through a license with Northwestern University, or Northwestern, and, if this agreement remains in place, we could be required to pay low single digit royalties to Northwestern in the future. We entered into a single product license agreement with Lonza Sales AG, or Lonza, on November 2, 2022, for non-exclusive access to Lonza’s glutamine synthetase gene expression system known as the GS System®, to use, develop and manufacture sabirnetug. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidate. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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
For example, we have collaborated and may in the future collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate an exclusive license to any of the institution’s proprietary rights in technology resulting from the collaboration. Regardless of such option to negotiate a license, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer, on an exclusive basis, its proprietary rights to other parties, potentially blocking our ability to pursue our program. In addition, disputes may arise under our existing or future license agreements with these institutions or with other counterparties which may, among other things, lead to the termination or renegotiation of these agreements, or otherwise require us to incur significant financial obligations.
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
Our success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including inter partes review, interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. The America Invents Act introduced new procedures including inter partes review and post-grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidate. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our product candidate may give rise to claims of infringement of the patent rights of others.
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
We do not always conduct independent reviews of pending patent applications and patents issued to third parties. We cannot be certain that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidate in any jurisdiction, because:
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
We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Further, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidate. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidate, which could harm our business significantly. Even if we were able to obtain a license, the rights may be non-exclusive, which may give our competitors access to the same intellectual property.
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
Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, infringement, misappropriation or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States, or if we require, but do not receive, the consent or cooperation of our licensors to enforce such intellectual property.
If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.
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
Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.
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
We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and/or other advisors, and inventions agreements with employees, consultants and advisors, to protect our trade secrets and other proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Our security measures may not prevent an employee, consultant or customer from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and/or consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.
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
Risks Related to Legal and Regulatory Compliance Matters
Our business operations, including our relationships with healthcare providers, such as physicians, third-party payors, patients, other customers or organizations in a position to influence current and future business, are subject, directly or indirectly, to extensive regulation under healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
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
•HIPAA, which created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, and state laws which regulate interactions between pharmaceutical companies and healthcare providers, require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require pharmaceutical companies to report information on transfers of value to other healthcare providers, marketing expenditures or pricing information and/or require licensing or registration of sales representatives.
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
Given the breadth of the laws and regulations and narrowness of any exceptions, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.
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
In addition, drug manufacturers are subject to payment of user fees and continual review and periodic inspections by the FDA and other comparable regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.
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
Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug

Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program. More generally, the ACA expanded healthcare coverage through Medicaid expansion and the implementation of the “individual mandate” for health insurance coverage.
Beyond the ACA, there have been ongoing healthcare reform efforts. For example, federal legislation enacted in 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates (currently set at 100% of a drug’s “average manufacturer price”) effective January 1, 2024. As another example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The IRA is anticipated to have a significant impact on the pharmaceutical industry. The focus on healthcare reform, including reform of drug pricing and payment, has continued in the wake of the IRA. For example, in 2022, subsequent to the enactment of the IRA, the Biden administration announced its commitment to expanding certain IRA reforms.
There have been significant and wide-ranging reforms to federal policy and the federal government under the new Trump administration, and we face substantial uncertainty as to how current or any future reforms initiated by the administration may impact our business and operations. For example, drug pricing and payment reform was a focus of the prior Trump administration and that focus is likely to continue under the new Trump administration. Other potential healthcare reform efforts under the Trump administration may affect access to healthcare coverage or the funding of healthcare benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump administration through executive action or by Congress.
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
We expect that these and other reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.

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
•changes to manufacturing methods;
•recalls, replacements or discontinuance of one or more of our products; and
•additional recordkeeping.
Such changes would likely require substantial time and impose significant costs or could reduce the potential commercial value of sabirnetug or other product candidates, which could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition and results of operations.
The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.
Our business activities may be subject to the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, and similar anti-bribery and anti-corruption laws.
Our business activities may be subject to the FCPA, U.S. domestic bribery statutes, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we may operate, including the UK Bribery Act of 2010. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. There is no certainty that all of our employees, agents, contractors or those of our affiliates will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product candidates in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.
Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could significantly harm our business.
We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or a natural disaster.
In the ordinary course of our business, we and our third-party service providers, such as CROs, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information). The secure maintenance of this information is critical to our business and reputation. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes. While we have adopted administrative, technical and physical safeguards to protect such systems and data, our systems and those of our third-party service providers may still be vulnerable to cyberattacks.
There are growing risks related to the security, confidentiality and integrity of personal and corporate information stored and transmitted electronically due to increasingly diverse and sophisticated threats to networks, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists and nation state or state-sponsored actors, to employee malfeasance and human or technological error. Cyberattacks against companies like ours have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent and/or detect incidents successfully in every instance. In addition, many of our employees work remotely, which may increase our vulnerability to cyber and other information technology risks. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards.
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely (including our vendors, contractors and other third-party partners who process information on our behalf or have access to our systems), are vulnerable to damage from computer viruses, malware, ransomware, phishing attacks and other forms of social engineering, denial-of-service attacks, business email compromise, third-party or employee theft or misuse and other negligent actions, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions, security incidents, disruptions, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims (including class claims) and liability, substantial remediation costs, regulatory enforcement, liability under data protection laws, additional reporting requirements and damage to our reputation, and the further development of our product candidates could be delayed. Further, we cannot be sure that insurance will continue to be available to us on commercially reasonable terms (if at all), or that any insurer will not deny coverage as to any future claim.
As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.
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
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the research and development, clinical, regulatory and business development expertise of Daniel O’Connell, our Chief Executive Officer, James Doherty, our President and Chief Development Officer, Matthew Zuga, our Chief Financial Officer and Chief Business Officer, Eric Siemers, M.D., our Chief Medical Officer, Russell Barton, our Chief Operating Officer and Amy Schacterle, our Chief Regulatory Officer and Head of Quality. If we lose the services of any of these individuals, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and the risks to attracting and retaining key personnel may be exacerbated by inflationary pressures on employee wages and benefits. As a result, we may be unable to effectively hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.
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
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on Nasdaq, an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all. An inactive market may also impair our ability to raise capital to continue to fund our operations by selling our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price may be volatile. From July 1, 2021, the date our stock began trading on Nasdaq, through March 24, 2025, our stock price fluctuated from a low of $1.10 to a high of $26.98. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•the commencement, enrollment or results of our clinical trials, including ALTITUDE-AD and any future clinical trials we may conduct, or changes in the development status of our product candidates;
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 24, 2025, we had 60,573,425 shares of common stock outstanding. All of the shares of common stock sold during the initial public offering are currently freely tradable, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, or the Securities Act.
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
We have filed registration statements on Form S-8 under the Securities Act registering 15,817,735 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans and plan to file additional registration statements on Form S-8 for additional shares of common stock issuable under our equity incentive plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award and the restrictions of Rule 144 in the case of our affiliates.
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
In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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
•any claim or cause of action against us arising under the DGCL;
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
While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations and prospects.
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
We have generated net operating loss, or NOL, carryforwards during our history, we expect to continue to generate significant NOL carryforwards for the foreseeable future, and we may not achieve profitability prior to the time that certain of our NOL carryforwards expire. As of December 31, 2024, we had federal and state NOL carryforwards of $91.0 million and $28.6 million, respectively. Of the total federal NOLs of $91.0 million, $6.5 million will begin expiring in the year 2028 as will the state NOLs if not utilized. The remaining $84.5 million of federal NOL carryforwards as of December 31, 2024 do not expire due to the enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, although are limited to 80% of taxable income annually. Our NOL carryforwards are subject to review and possible adjustment by U.S. and state tax authorities. Our NOL carryforwards could expire unused or be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 may only be carried forward for 20 taxable years under applicable U.S. federal tax law. Federal NOL carryforwards generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of current year taxable income. Similar rules may apply under state tax laws.
We may also qualify for business tax credits, such as research and development tax credits, which generally may be carried forward 20 years to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. We have not determined the amount of credit carryforward recently due to the cost versus no current benefit of claiming the credit.
Additionally, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “five-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited or eliminated. Similar rules may apply under state tax laws. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382 or 383 of the IRC. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOL and credit carryforwards could be limited or eliminated by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have an adverse effect on our cash flows and results of operations.
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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, staff and workforce reductions or global health concerns could hinder the ability of these agencies to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other comparable regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy.
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include frameworks to respond to and assess internal and external threats to the security, confidentiality and integrity of our data and information systems, along with other material risks to our operations, which we review at least annually or whenever there are material changes to our systems or operations.
Our IT department collaborates with our Chief Operating Officer to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have processes to detect potential vulnerabilities and anomalies through technical safeguards. As part of our risk management process, we conduct regular IT security audits to assess and respond to internal and external security threats. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends and their potential impact on the Company’s risk environment.

We rely on third parties, including cloud vendors and consultants, for various business functions. We oversee third-party service providers by conducting vendor diligence. Vendors are generally assessed for risk based on the nature of their service, access to data and systems and supply chain risk and, based on that assessment, we conduct diligence that may include completing security questionnaires, onsite evaluation and scans or other technical evaluations.
Governance.
Our Board of Directors has established oversight mechanisms with respect to risks from cybersecurity threats. Our Audit Committee has primary responsibility for oversight of cybersecurity, including the responsibility to review and discuss with management and the Company’s auditors, as appropriate, management risks relating to data privacy, technology and information security. The Audit Committee, or the Board of Directors as a whole, is briefed on any material cybersecurity incidents that may adversely affect the Company and on cybersecurity risks in general at least once each year.
At the management level, our cybersecurity program is managed by our Director of IT, who reports to our Chief Operating Officer. Our Director of IT has over 13 years of IT security experience in regulated industries such as government, energy and biopharma. He has over 20 years of combined IT experience.
Our Director of IT and IT Department implement processes around security monitoring and vulnerability testing. Our Director of IT reports at least annually to the Audit Committee and such reporting includes topics such as our risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses and recommendations for changes and updates to policies and procedures.
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information on cybersecurity risks, see Item 1A. Risk Factors—“Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or a natural disaster.”
Item 2. Properties.
Our corporate headquarters are currently located in Newton, Massachusetts, where we lease approximately 3,758 square feet of office space pursuant to a 38-month lease, which commenced in October 2023. We also lease two office spaces in the same building in Charlottesville, Virginia, pursuant to 12-month lease agreement that expires in August 2025. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
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
Holders of Record
As of March 24, 2025, we had 67 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Equity Compensation Plans
The information required by this item will be set forth in our 2025 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On June 30, 2021, our Registration Statement on Form S-1, as amended (File No. 333-256945), was declared effective in connection with our initial public offering, or IPO, pursuant to which we sold an aggregate of 11,499,998 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. BofA Securities, Inc, Credit Suisse Securities (USA) LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint lead book-running managers and UBS Securities LLC also acted as a book-running manager for the offering.
The IPO closed on July 6, 2021 with respect to 9,999,999 shares of common stock. On July 8, 2021, the offering closed with respect to an additional 1,499,999 shares purchased by the underwriters pursuant to the underwriters’ option to purchase additional shares. The aggregate net proceeds from our IPO, after underwriting discounts and commissions, and other offering expenses of $15.4 million, were $168.6 million. In connection with our IPO, no payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 2, 2021.
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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to AD) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
In July 2023, we announced topline results from our Phase 1 clinical trial of sabirnetug, called INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. We announced the initiation of our Phase 2 ALTITUDE-AD clinical trial of sabirnetug in May 2024 and completed enrollment in March 2025. We expect to announce top-line results for ALTITUDE-AD in late 2026. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with up to 180 participants per arm for a total of up to 540 participants with mild cognitive impairment or mild dementia due to AD. We plan to use the Integrated Alzheimer’s Disease Rating Scale at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, both dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic and pharmacodynamic modeling of our Phase 1 clinical trial data.
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
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $102.3 million and $52.4 million for the years ended December 31, 2024 and 2023, respectively. Approximately $93.8 million, or 92%, of the net loss for the year ended December 31, 2024 was due to research and development spending. As of December 31, 2024, we had an accumulated deficit of $325.1 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. In addition, global economic conditions may impact our ability to raise additional funds, and we may be impacted by disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, rising inflation and supply disruptions, the ongoing conflict between Russia and Ukraine, and Israel and Hamas and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.
As of December 31, 2024, we had cash and cash equivalents and marketable securities of $231.5 million; included in this amount is the first tranche of $30.0 million that we received under our Loan Agreement, which was received on November 10, 2023. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “Liquidity and Capital Resources.”
Components of Results of Operations
Operating Expenses
Our operating expenses consist of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development costs primarily consist of direct costs associated with consultants and materials, biologic shipping and storage, third-party contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, license agreements, salaries and other personnel-related expenses. Research and development costs are expensed as incurred. More specifically, these costs include:
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
•payments made pursuant to our license agreements;
•costs related to compliance with clinical regulatory requirements; and
•employee-related expenses, including salaries, benefits and stock-based compensation expenses for our research and development personnel.
As we currently only have one product candidate, sabirnetug, in development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 16% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase, substantially in connection with our continued clinical development activities for sabirnetug.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, consulting, accounting, auditing, tax and patent services, investor and public relations, recruiting expenses, board of directors’ expenses, information technology, franchise taxes, rent, travel expenses and subscriptions.
We expect that our general and administrative expenses will increase as our organization and headcount required in the future grows to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees incurred for outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to continue to incur significant expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.
Other Income (Expense)
Other income (expense) includes interest income, interest expense, change in fair value of embedded derivatives and other expense, net. Interest income consists of interest income earned, as well as amortization and accretion of premiums and discounts, related to our investments in marketable securities. Interest expense includes interest due under the Loan Agreement, as well as the amortization of the related debt discount. The change in fair value of embedded derivatives relates to the embedded derivatives that were bifurcated from the term loan, borrowed under the Loan Agreement, and accounted for as a derivative at fair value and which is remeasured at each reporting period for the term of the loan. Other expense, net generally consists of fees incurred on our investments in marketable securities.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Costs and operating expenses
Research and development	$93,798	$42,318	$51,480	122%
General and administrative	20,219	18,820	1,399	7%
Total operating expenses	114,017	61,138	52,879	86%
Loss from operations	(114,017)	(61,138)	(52,879)	86%
Other income (expense)
Interest income	14,317	10,791	3,526	33%
Interest expense	(4,068)	(581)	(3,487)	600%
Change in fair value of embedded derivatives	1,590	(1,360)	2,950	(217)%
Other expense, net	(151)	(83)	(68)	*
Total other income	11,688	8,767	2,921	33%
Net loss	$(102,329)	$(52,371)	$(49,958)	95%
*Not meaningful
Research and Development Expenses
Research and development expenses were $93.8 million and $42.3 million for the years ended December 31, 2024 and 2023, respectively. The $51.5 million increase was primarily due to $35.6 million for CRO costs associated with the ALTITUDE-AD clinical trial, for which we announced the dosing of the first patient in May 2024. Additionally, we incurred $5.3 million for higher personnel-related costs, which included a $1.7 million increase for non-cash stock-based compensation expenses, as well as increases in the following: $3.2 million for license agreement expenses, $2.9 million for manufacturing and materials, $1.4 million for storage, shipping and packaging, $1.1 million for other research projects, $0.8 million for other clinical trial expenses, $0.5 million for travel and conferences, $0.4 million related to services provided by research and development contractors and consultants and $0.3 million for other miscellaneous costs.
General and Administrative Expenses
General and administrative expenses were $20.2 million and $18.8 million for the years ended December 31, 2024 and 2023, respectively. The $1.4 million increase was primarily due to increases of $2.3 million for personnel costs, including an increase of $1.8 million for non-cash stock-based compensation expenses, and $0.3 million for recruiting expenses, partially offset by reductions of $0.5 million in corporate insurance expenses, $0.4 million for consulting expenses and $0.3 million for legal/patent expenses.
Other Income (Expense)
Other income increased by $2.9 million to $11.7 million for the year ended December 31, 2024 from $8.8 million for the year ended December 31, 2023. The increase was primarily attributable to a $3.5 million increase in interest income on our portfolio of marketable securities due to both higher interest rates and higher average investments in marketable securities during 2024, as well as a $3.0 million increase in change in fair value of embedded derivatives due to the decrease in fair value of the embedded derivatives that are bifurcated from the term loan under the Loan Agreement. These increases in other income were partially offset by an increase in interest expense of $3.5 million related to our Loan Agreement funded in November 2023 and other expense, net of $0.1 million.
Liquidity and Capital Resources
We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources other than grant revenue and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our common stock and convertible preferred stock, net proceeds from our initial public offering, or the IPO, and the Offering, the issuance of notes, grant revenue and, during our collaboration with Merck, which was in place from 2003 to 2011, certain payments received under our collaboration agreement.
On July 21, 2023, we issued 16,774,193 shares of our common stock, $0.0001 par value per share, or Common Stock, in the Offering at a price of $7.75 per share. The aggregate net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $121.9 million.
On July 1, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement, or the Sales Agreement, with BofA Securities, Inc. and Stifel, Nicolaus & Company, Incorporated, as sales agents, pursuant to which we may issue and sell shares of our Common Stock for an aggregate offering price of up to $50.0 million under an ATM, which is included in the $200.0 million of securities that may be offered pursuant to the Registration Statement. On April 23, 2023, we entered into an amendment to the Sales Agreement, or, as amended, the Amended Sales Agreement, to add BTIG, LLC as a sales agent under the Amended Sales Agreement. Pursuant to the Amended Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our Common Stock. We are not obligated to make any sales of shares of our Common Stock under the ATM. In January 2024, we issued 2,068,246 shares of Common Stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
On November 10, 2023, we received the first tranche of $30.0 million under the Loan Agreement. As of December 31, 2024, we had cash and cash equivalents and marketable securities totaling $231.5 million. Our available-for-sale marketable securities mature over the next two years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(86,215)	$(43,064)
Net cash provided by (used in) investing activities	48,027	(171,671)
Net cash provided by financing activities	6,928	151,753
Net change in cash and cash equivalents and restricted cash	$(31,260)	$(62,982)
Operating Activities
Net cash used in operating activities increased by $43.1 million to $86.2 million for the year ended December 31, 2024, from $43.1 million for the year ended December 31, 2023. The $50.0 million increase in our net loss for the year ended December 31, 2024, as adjusted for non-cash net expenses totaling $1.0 million, accounted for a $49.6 million increase in cash used in operating activities as compared to the prior year. Non-cash items included increases in stock-based compensation expense and non-cash interest expense of $3.5 million and $1.0 million, respectively, which were partially offset by an $1.9 million increase in amortization and accretion income on marketable securities, a $2.9 million increase in income related to a change in fair value of embedded derivatives and a $0.7 million decrease in non-cash equipment lease costs. The adjusted net loss was partially offset by working capital changes of $7.8 million, including increases in cash provided by accrued clinical trial expenses of $9.3 million, accounts payable of $4.5 million and other long-term assets of $0.1 million, partially offset by increases in cash used in prepaid expenses and other current assets of $3.3 million and accrued expenses and other current liabilities of $2.8 million.

Investing Activities
Net cash provided by investing activities increased by $219.7 million to $48.0 million for the year ended December 31, 2024 from cash used in investing activities of $171.7 million for the year ended December 31, 2023, and was primarily due to an increase in maturities of marketable securities of $139.8 million and a decrease in purchases of marketable securities of $79.9 million.
Financing Activities
Net cash provided by financing activities decreased by $144.9 million to $6.9 million for the year ended December 31, 2024 from $151.8 million for the year ended December 31, 2023. The decrease was primarily due to a reduction in cash provided from the issuance of common stock of $114.0 million, as well as a decrease in proceeds from the term loan of $30.0 million, as well as cash used of $0.7 million for the financing lease and $0.2 million of other costs.
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
We calculate the fair value of options using the Black-Scholes option-pricing model, which requires the use of various highly subjective assumptions as follows:
•Expected Term—We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the mid-point between the vesting date and the end of contractual term of the option (generally 10 years).
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

Item 8. Financial Statements and Supplementary Data.
ACUMEN PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Acumen Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Acumen Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 27, 2025

ACUMEN PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$35,627	$66,886
Marketable securities, short-term	135,930	176,636
Prepaid expenses and other current assets	6,749	3,093
Total current assets	178,306	246,615
Marketable securities, long-term	59,968	62,553
Restricted cash	232	233
Other assets, long-term	486	724
Total assets	$238,992	$310,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,648	$1,379
Accrued clinical trial expenses	15,344	4,387
Accrued expenses and other current liabilities	6,615	6,449
Finance lease liability	—	756
Total current liabilities	27,607	12,971
Debt, long-term	29,419	29,897
Other liabilities, long-term	150	284
Total liabilities	57,176	43,152
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2024 and 2023; 60,094,083 and 57,910,461 shares issued and outstanding as of December 31, 2024 and 2023, respectively	6	6
Additional paid-in capital	506,985	489,453
Accumulated deficit	(325,127)	(222,798)
Accumulated other comprehensive income (loss)	(48)	312
Total stockholders’ equity	181,816	266,973
Total liabilities and stockholders’ equity	$238,992	$310,125
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$93,798	$42,318
General and administrative	20,219	18,820
Total operating expenses	114,017	61,138
Loss from operations	(114,017)	(61,138)
Other income (expense)
Interest income	14,317	10,791
Interest expense	(4,068)	(581)
Change in fair value of embedded derivatives	1,590	(1,360)
Other expense, net	(151)	(83)
Total other income	11,688	8,767
Net loss	(102,329)	(52,371)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	(360)	1,063
Comprehensive loss	$(102,689)	$(51,308)
Net loss per common share, basic and diluted	$(1.71)	$(1.08)
Weighted-average shares outstanding, basic and diluted	60,013,277	48,609,383
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	41,025,062	$4	$359,949	$(170,427)	$(751)	$188,775
Issuance of common stock for cash, net of issuance costs of $8,096	16,774,193	2	121,902	—	—	121,904
Stock options exercised for cash	111,206	—	325	—	—	325
Issuance of warrant with Term Loan	—	—	1,132	—	—	1,132
Unrealized gain on marketable securities	—	—	—	—	1,063	1,063
Stock-based compensation	—	—	6,145	—	—	6,145
Net loss	—	—	—	(52,371)	—	(52,371)
Balance as of December 31, 2023	57,910,461	6	489,453	(222,798)	312	266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	115,376	—	(41)	—	—	(41)
Unrealized loss on marketable securities	—	—	—	—	(360)	(360)
Stock-based compensation	—	—	9,635	—	—	9,635
Net loss	—	—	—	(102,329)	—	(102,329)
Balance as of December 31, 2024	60,094,083	$6	$506,985	$(325,127)	$(48)	$181,816
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(102,329)	$(52,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	61
Stock-based compensation expense	9,635	6,145
Amortization of premiums and accretion of discounts on marketable securities, net	(5,015)	(3,121)
Change in fair value of embedded derivatives	(1,590)	1,360
Amortization of right-of-use asset	115	123
Non-cash research and development expense	—	739
Realized gain on marketable securities	(97)	(11)
Non-cash interest expense	1,118	145
Other non-cash expense	232	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,656)	(369)
Other long-term assets	74	(70)
Accounts payable	4,269	(261)
Accrued clinical trial expenses	10,957	1,670
Accrued expenses and other liabilities	32	2,879
Finance lease liability	(23)	17
Net cash used in operating activities	(86,215)	(43,064)
Cash flows from investing activities
Purchases of marketable securities	(170,731)	(250,634)
Proceeds from maturities and sales of marketable securities	218,774	78,981
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment	(16)	(21)
Net cash provided by (used in) investing activities	48,027	(171,671)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	7,938	121,904
Proceeds from Term Loan	—	30,000
Payment for financing lease	(739)	—
Payments for financing costs	—	(476)
Payments for deferred offering costs	(230)	—
Repurchase of common shares to pay employee withholding taxes	(41)	—
Proceeds from exercise of stock options	—	325
Net cash provided by financing activities	6,928	151,753
Net change in cash and cash equivalents and restricted cash	(31,260)	(62,982)
Cash and cash equivalents and restricted cash at the beginning of the period	67,119	130,101
Cash and cash equivalents and restricted cash at the end of the period	$35,859	$67,119

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,973	$169
Supplemental disclosure of noncash financing activities
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$739
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$399
Issuance of warrant with Term Loan	$—	$1,132

The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial following the results of INTERCEPT-AD, its Phase 1 clinical trial of sabirnetug in “early AD” patients (patients with mild cognitive impairment or mild dementia due to AD), which were first reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $325.1 million and $222.8 million, respectively, and working capital of $150.7 million and $233.6 million, respectively. During 2023, the Company received cash from the Offering and borrowings with net proceeds of $29.5 million under a term loan facility (see Note 6. Debt). Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from issuance of these financial statements.
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
The Company completed its INTERCEPT-AD clinical trial of sabirnetug in the second quarter of 2023. This trial enrolled 65 patients with early AD and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD. In July 2023, the Company announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
The Company announced the dosing of the first patient in its Phase 2 ALTITUDE-AD clinical trial in May 2024 and completed enrollment in March 2025.

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
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying financial statements and notes to the financial statements. On the balance sheet, property and equipment, net, and right-of-use asset are presented within other assets, whereas they were previously presented as separate line items. Similarly, operating lease liability, short-term, and operating lease liability, long-term are now presented within accrued expenses and other current liabilities, and other liabilities, long-term, respectively, rather than as separate line items. Additionally, on the statement of cash flows, operating lease liability is presented within accrued expenses and other liabilities instead of as a separate line item.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $35.3 million and $66.2 million in cash equivalents as of December 31, 2024 and 2023, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.

The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$35,627	$66,886
Restricted cash	232	233
Total cash, cash equivalents and restricted cash	$35,859	$67,119
Marketable Securities
The Company’s marketable securities portfolio consists primarily of investments in money market funds, U.S. treasury and agency securities and short-term highly liquid, high credit quality corporate debt securities. The Company considers its marketable securities to be available-for-sale. Available-for-sale securities are classified as cash equivalents, or as short-term or long-term marketable securities based on the maturity date at the time of purchase and their availability to meet current operating requirements. Available-for-sale securities that mature in three months or less from the date of purchase are classified as cash equivalents. Available-for-sale securities, excluding cash equivalents, that mature in one year or less are classified as short-term marketable securities and those that mature in more than one year are classified as long-term.
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
Management determined that the Company did not require an allowance for credit losses for available-for-sale securities as of December 31, 2024 or 2023, as the aggregate amount of any credit losses was immaterial. The Company did not have any related write-offs or recoveries for the years ended December 31, 2024 and 2023.
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
To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2024 and 2023.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including leasehold improvements and finance lease right-of-use assets that are amortized over the shorter of their estimated useful lives or the terms of the respective leases. The Company generally uses the following useful lives for its property and equipment categories: three years for computer-related assets and five years for furniture. See Note 5. Supplemental Financial Information.
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
Computer Equipment Lease
In September 2023, the Company entered into an agreement with a vendor that included the lease of certain computer equipment for its Phase 2 clinical trial with an October 2023 lease commencement date. In January 2024, the Company paid $0.8 million for the computer equipment, which will be returned to the vendor at the completion of the vendor’s services under the agreement. Upon the lease inception, the Company recorded non-cash expense of $0.7 million in research and development expense in the statement of operations and comprehensive loss for the right-of-use assets related to the computer equipment lease as the equipment is being used for research and development and does not have an alternative future use.
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

Stock-based Compensation
The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant date fair value of the awards and actual forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and the expected term of the option. The fair value of restricted stock units (“RSUs”) is the closing market price of the common stock on the date of the grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the Statements of Operations and Comprehensive Loss based upon the respective employee’s or non-employee’s roles within the Company. Forfeitures are recorded as they occur. See Note 8. Stock-based Compensation.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has not recorded any liabilities related to uncertain tax positions as of December 31, 2024 and 2023. The Company’s policy is to record interest and penalties, if any, as part of income tax benefit. No interest or penalties were recorded during the years ended December 31, 2024 and 2023.
Net Loss Per Share of Common Stock
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, stock options, RSUs and warrants, which would result in the issuance of incremental shares of common stock. However, potential shares of common stock are excluded if their effect is anti-dilutive. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For the years ended December 31, 2024 and 2023, potential common shares consisted of stock options, RSUs, convertible debt and a warrant to purchase common stock.
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	December 31,
	2024	2023
Shares issuable upon exercise of stock options	10,656,129	7,523,947
Shares issuable upon conversion election for Term Loan	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	1,354,543	328,500
Total	13,729,583	9,571,358

Segment Information
Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its chief executive officer. The Company has one operating segment focused on the research and development of sabirnetug for the treatment of patients with AD. See Note 10 – Segments.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to improve financing reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The standard is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024 and must be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance on January 1, 2024. The adoption of this guidance did not have a material impact on its financial statements and disclosures upon adoption; but it did require the Company to provide additional disclosures regarding segments.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470- 20): Induced Conversions of Convertible Debt Instruments. The standard is intended to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted if ASU 2020-06 has been adopted. Upon adoption, the standard may be applied on a prospective or retrospective basis. The Company is evaluating the potential impact of this adoption on the financial statements and related disclosures.

NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$118,813	$128	$(8)	$118,933
Government and agency - U.S. securities	16,962	35	—	16,997
Total available-for-sale securities, short-term	135,775	163	(8)	135,930
Available-for-sale securities, long-term
Corporate debt securities	60,171	—	(203)	59,968
Total available-for-sale securities, long-term	60,171	—	(203)	59,968
Total available-for-sale securities	$195,946	$163	$(211)	$195,898

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$144,184	$97	$(191)	$144,090
Government and agency - U.S. securities	32,470	82	(6)	32,546
Total available-for-sale securities, short-term	176,654	179	(197)	176,636
Available-for-sale securities, long-term
Corporate debt securities	57,240	320	(15)	57,545
Government and agency - U.S. securities	4,985	23	—	5,008
Total available-for-sale securities, long-term	62,225	343	(15)	62,553
Total available-for-sale securities	$238,879	$522	$(212)	$239,189
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

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$73,952	$(211)	$2,515	$—	$76,467	$(211)
Total	$73,952	$(211)	$2,515	$—	$76,467	$(211)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$78,995	$(152)	$12,074	$(54)	$91,069	$(206)
Government and agency - U.S. securities	5,585	(6)	—	—	5,585	(6)
Total	$84,580	$(158)	$12,074	$(54)	$96,654	$(212)
As of December 31, 2024, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within two years. As noted in the table above, although one of the Company’s available-for-sale marketable securities with a fair value of $2.5 million has been in an unrealized loss position for more than 12 months as of December 31, 2024, the loss is immaterial and the Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the years ended December 31, 2024 and 2023. The Company recorded a realized gain of approximately $0.1 million during the year ended December 31, 2024 and recorded an immaterial realized gain during the year ended December 31, 2023.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of December 31, 2024 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2024
Assets included in:
Cash and cash equivalents
Money market securities	$35,268	$—	$—	$35,268
Marketable securities
Corporate debt securities	—	178,901	—	178,901
Government and agency - U.S.	—	16,997	—	16,997
Total fair value	$35,268	$195,898	$—	$231,166
Liabilities included in:
Debt, long-term
Embedded derivative liabilities	$—	$—	$970	$970
Total fair value	$—	$—	$970	$970

	Fair value measurements as of December 31, 2023 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2023
Assets included in:
Cash and cash equivalents
Money market securities	$66,207	$—	$—	$66,207
Marketable securities
Corporate debt securities	—	201,635	—	201,635
Government and agency - U.S.	—	37,554	—	37,554
Total fair value	$66,207	$239,189	$—	$305,396
Liabilities included in:
Debt, long-term
Embedded derivative liabilities	$—	$—	$2,560	$2,560
Total fair value	$—	$—	$2,560	$2,560
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
The following table presents changes in Level 3 liabilities measured at fair value for the two-year period ended December 31, 2024 (in thousands):

Balance, January 1, 2023	$—
Fair value of embedded derivatives at issuance of Term Loan	1,200
Change in fair value of embedded derivatives	1,360
Balance, December 31, 2023	2,560
Change in fair value of embedded derivatives	(1,590)
Balance, December 31, 2024	$970
During the years ended December 31, 2024 and 2023, the fair value of the embedded derivatives in the Term Loan has been estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the embedded derivatives in the Term Loan as of December 31, 2024 and 2023 and November 10, 2023 (inception) is as follows:

	December 31,		November 10,
	2024	2023	2023
Conversion price	$2.53	$2.53	$2.53
Expected term (in years)	3.7	4.7	4.9
Expected equity volatility	98.2%	106.7%	102.5%
Risk-free interest rate	4.3%	3.9%	4.7%
Discount for lack of marketability	12.5%	11.5%	9.5%
Expected dividend yield	0%	0%	0%

NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$4,841	$75	$4,916
Prepaid insurance	858	—	858
Other receivables	345	—	345
Dues and subscriptions	230	—	230
Prepaid raw materials	159	9	168
Interest receivable	53	—	53
Right-of-use asset	—	266	266
Property and equipment, net (1)	—	73	73
Other	263	63	326
Total	$6,749	$486	$7,235

	December 31, 2023
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$1,680	$169	$1,849
Prepaid insurance	807	—	807
Interest receivable	225	—	225
Dues and subscriptions	175	—	175
Prepaid raw materials	98	42	140
Right-of-use asset	—	381	381
Property and equipment, net (1)	—	122	122
Other	108	10	118
Total	$3,093	$724	$3,817
(1) As of both December 31, 2024 and 2023, accumulated depreciation totaled approximately $0.1 million.
Accrued expenses and other liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Accrued Expenses and Other Current Liabilities	Other Long-Term Liabilities	Total Accrued Expenses and Other Liabilities
Compensation and other employee liabilities	$4,207	$—	$4,207
Research and development	1,796	—	1,796
Interest	249	—	249
Operating lease liability	133	150	283
Other	230	—	230
Total	$6,615	$150	$6,765

	December 31, 2023
	Accrued Expenses and Other Current Liabilities	Other Long-Term Liabilities	Total Accrued Expenses and Other Liabilities
Compensation and other employee liabilities	$3,692	$—	$3,692
Research and development	2,186	—	2,186
Interest	249	—	249
Operating lease liability	110	284	394
Other	212	—	212
Total	$6,449	$284	$6,733
NOTE 6. DEBT
Term Loan
On November 10, 2023, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided the Company with a term loan facility (the “Term Loan”) in the aggregate principal amount of $50.0 million, of which the Company borrowed $30.0 million in the first tranche upon closing. The remaining $20.0 million is available for borrowing upon the Company’s request based on review of certain information and discretionary approval from the lenders. The principal amount of the Term Loan outstanding under the Loan Agreement bears interest per annum at the greater of (i) 9.65% or (ii) the sum of the prime rate last quoted in The Wall Street Journal plus 1.15% for such interest period. The Term Loan matures on November 1, 2027, and can be extended to November 1, 2028 if the Company achieves certain financing milestones. The Loan Agreement provides for a final payment fee of an additional $1.6 million (the “Final Payment”) due upon repayment of the Term Loan. As security for its obligations under the Loan Agreement, the Company granted the lenders a security interest in substantially all of the Company’s assets (other than intellectual property).
The principal and interest of the Term Loan are to be repaid in equal monthly installments beginning on July 1, 2026 through the maturity of the Loan Agreement. The Loan Agreement allows prepayments of the entire Term Loan or a portion of the Term Loan of more than $5.0 million, provided that any partial prepayment will leave outstanding borrowings of at least $15.0 million.
The lenders can elect to convert up to $2.5 million of the Term Loan (the “Conversion Amount”) into common stock at a conversion price of $2.53 (the “Conversion Option”). If the lenders elect to convert the Conversion Amount upon the Next Qualified Financing, as defined in the Loan Agreement whereby the Company receives aggregate gross proceeds of at least $20.0 million, the conversion price will equal the lowest effective cash price per share of securities issued in such Qualified Financing (the “Share-Settled Redemption”). The Conversion Option and Share-Settled Redemption within the Loan Agreement are required to be bifurcated as a single compound embedded derivative (the “Embedded Derivatives”) at fair value, with subsequent changes in fair value recognized in the statements of operations and comprehensive loss.
In accordance with the Loan Agreement, the Company issued an equity-classified warrant to purchase 730,769 shares of common stock (the “Loan Warrant”), with an initial allocated fair value of $1.1 million. See additional discussion in Note 7. Stockholders’ Equity.
The initial recognition of the direct fees of $0.5 million, the Final Payment of $1.6 million, the fair value of the Embedded Derivatives of $1.2 million and the fair value of the Loan Warrant of $1.1 million for the Loan Agreement resulted in a discount of $4.4 million, which is being amortized to interest expense over the term of the Loan Agreement using the effective interest method.

Outstanding debt consisted of the following (in thousands):

	December 31,
	2024	2023
Principal value of Term Loan, including final payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	970	2,560
Unamortized debt discount	(3,186)	(4,298)
Total debt, long-term	$29,419	$29,897
The following table provides the components of interest expense (in thousands):

	Year Ended December 31,
	2024	2023
Interest expense based on the coupon interest rate of the outstanding debt	$2,943	$418
Accretion of debt discount	1,112	145
Total interest expense related to debt	$4,055	$563
For both the years ended December 31, 2024 and 2023, the effective interest rate for the Term Loan was 13.5%.
As of December 31, 2024, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payment due for Term Loan	$31,635
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of December 31, 2024, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock, with a par value of $0.0001 (“Common Stock”). Each share of common stock issued and outstanding is entitled to one vote.
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
During the year ended December 31, 2024, the Company issued and sold 2,068,246 shares of Common Stock under the ATM for net proceeds of $7.9 million, or $3.84 per share. The Company did not sell any shares of Common Stock under the ATM during the year ended December 31, 2023. The Company has issued shares of Common Stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million.
Restricted Stock Units
During the year ended December 31, 2024, the Company issued 115,376 shares of Common Stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of Common Stock at an exercise price of $1.95 with a ten-year contractual term and an allocated fair value of $1.1 million. This warrant is outstanding as of December 31, 2024. In accordance with ASC 815, the Loan Warrant issued in 2023 did not meet the definition of a derivative and was classified in stockholders’ equity in the balance sheet.
The Black-Scholes option-pricing model was used to estimate the fair value of the warrant on November 10, 2023 with the following weighted average assumptions:

Risk-free interest rate	4.6%
Contractual term (in years)	10
Expected volatility	98.4%
Expected dividend yield	0%
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s board of directors (“Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the 2013 Plan. As of December 31, 2024, there were 3,193,082 options outstanding under the 2013 Plan.
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
The maximum number of shares of Common Stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of December 31, 2024, 14,668,721 shares were authorized for issuance under the 2021 Plan and 2,296,652 shares remained available for issuance under the 2021 Plan.

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of the statements of operations and comprehensive loss for the periods shown (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$6,113	$4,288
Research and development	3,522	1,857
Total stock-based compensation	$9,635	$6,145
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the years ended December 31, 2024 and 2023 with the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.8% – 5.1%	3.5% – 4.7%
Expected term (in years)	0.9 – 6.1	5.5 – 6.1
Expected volatility	92% - 103%	90% - 98%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $2.85 per share and $4.38 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a ten-year contractual term. Stock options granted to consultants during the year ended December 31, 2024 vest quarterly over a one-year period, provided the consultants continue to perform services as dictated by their respective consulting agreements with the Company. During the years ended December 31, 2024 and 2023, the Company also issued option awards to members of its Board that vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and have a ten-year term. The Company became publicly traded in July 2021 and lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	7,523,947	$4.01
Granted	3,385,650	$3.60
Forfeited	(163,218)	$5.76
Expired	(90,250)	$7.27
Outstanding as of December 31, 2024	10,656,129	$3.83	7.4	$2,042
Vested and exercisable as of December 31, 2024	6,173,546	$3.51	6.5	$2,015

No options were exercised during the year ended December 31, 2024. The intrinsic value of stock options exercised during the year ended December 31, 2023 was approximately $0.5 million. As of December 31, 2024, total unrecognized compensation cost related to unvested stock option awards granted was approximately $13.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
Restricted Stock Units
RSU awards granted to employees during the years ended December 31, 2024 and 2023 vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	328,500	$6.11
Granted	1,204,640	$4.15
Vested	(129,198)	$5.86
Forfeited	(49,399)	$4.38
Unvested as of December 31, 2024	1,354,543	$4.46
As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs was approximately $3.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of Common Stock, became effective on June 30, 2021. The number of shares of Common Stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of Common Stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2024, the number of shares of Common Stock reserved for issuance under the ESPP automatically increased by 579,105 shares. As of December 31, 2024, there were a total of 1,769,088 shares authorized for issuance and there have been no purchases of shares under the ESPP.
NOTE 9. INCOME TAXES
The Company has not recorded any tax provision or benefit for federal income taxes for the years ended December 31, 2024 and 2023. Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and NOL and R&D tax credit carryforwards.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefit	3.1	2.5
Non-deductible stock compensation	(0.5)	(0.4)
Rate change	0.4	(0.1)
Other	(1.9)	(0.5)
Change in valuation allowance	(22.1)	(22.5)
Income tax provision	—%	—%
Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$20,906	$16,555
Capitalized R&D	29,548	13,328
Stock compensation	3,171	1,849
R&D credit	1,215	1,350
Intangible assets	443	441
Accruals and other temporary differences	1,395	575
Gross deferred tax assets	56,678	34,098
Valuation allowance	(56,405)	(33,661)
Total deferred tax assets	273	437
Deferred tax liabilities:
Embedded debt derivative liabilities	(208)	(274)
Other	(65)	(163)
Total deferred tax liabilities	(273)	(437)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets as of December 31, 2024 and 2023, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating loss (“NOL”) carryforwards and R&D tax credit carryforwards will be used. The Company has determined that it is not more likely than not that its deferred tax assets will be realized. Accordingly, a valuation allowance for the full amount of the net deferred tax assets has been recorded as of December 31, 2024 and 2023. The change in the valuation allowance as of December 31, 2024 from December 31, 2023 is due to the pretax loss incurred for the year ended December 31, 2024.
As of December 31, 2024, the Company had approximately $91.0 million of NOL carryforwards available for federal tax purposes. As a result of the Tax Act of 2017, for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can still be carried forward for up to 20 years, but NOLs generated after December 31, 2017 carryforward indefinitely, but are limited to 80% utilization against taxable income. Of the total federal NOLs of $91.0 million, $6.5 million will begin to expire on December 31, 2028 and $84.5 million will not expire.

As of December 31, 2024, the Company also had approximately $28.6 million of state NOL carryforwards. The state NOLs begin to expire on December 31, 2028.
As of December 31, 2024, the Company had approximately $1.2 million of R&D credit carryforwards available for federal tax purposes, which begin to expire on December 31, 2025.
Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2024. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including NOLs or R&D credits. The Company will reassess the amount of NOLs and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.
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
NOTE 10. SEGMENT REPORTING

The Company manages its operations as a single segment. The CODM assesses performance and allocates resources for its clinical-stage biopharmaceutical segment based on net loss, which is reported on the statement of operations and comprehensive loss as net loss. The CODM is regularly provided with actual, budgeted and forecasted expense information to make decisions on resource allocation and assess performance of the business and monitor budget versus actual results using loss from operations. Substantially all long-lived assets are located in the U.S. The measure of segment assets is reported on the balance sheet as total assets.

The following table presents selected financial information about the Company’s single operating segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development
External costs (1)	$71,188	$25,405
Internally-managed costs (2)	19,062	15,025
General and administrative (3)	14,069	14,506
Other segment expenses (4)	9,698	6,202
Other income, net	(11,688)	(8,767)
Segment net loss	$102,329	$52,371

(1) Includes a $0.7 million non-cash charge for the year ended December 31, 2023.
(2) Includes Acumen-managed research, consultants and contractors, as well as internal personnel and operating expenses, and excludes stock-based compensation expense and depreciation.
(3) Excludes stock-based compensation expense and depreciation.
(4) Other segment expenses include stock-based compensation expense and depreciation.

NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
In November 2023, the Company entered into a Non-exclusive Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”). Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s drug delivery technology for the development of a subcutaneous formulation of sabirnetug (such combination, the “Halozyme Product”). In January 2024, the Company paid a seven-figure upfront license payment for the Halozyme Product, which was included in accrued expenses and other current liabilities as of December 31, 2023. The Company is required to make milestone payments upon the achievement of certain development and commercialization events with respect to the Halozyme Product, as well as milestone payments based on achievement of certain net sales levels of the Halozyme Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Halozyme Product. The upfront license payment and milestones are recorded as in-process research and development expense when incurred.
In November 2022, the Company entered into a License Agreement (“Lonza License Agreement”) with Lonza Sales AG (“Lonza”). Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug (the “Lonza Product”). Under the terms of the Lonza License Agreement, in consideration of the licenses and consents granted to the Company, the Company paid an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six-digits and a royalty of less than 1% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid six-digits per sublicense and a royalty on net sales in the low single digits where a third party manufactures the Lonza Product. These payment obligations expire ten years from the first commercial sales of the Lonza Product in such country of sale.
NOTE 12. SUBSEQUENT EVENTS
In January 2025, the Company issued 446,756 shares of its Common Stock in settlement of fully vested RSUs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) reported within the time periods specified by SEC rules and regulations, and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as we are not subject to Section 404(b) of the Sarbanes-Oxley Act due to our status as a “smaller reporting company” and “non-accelerated filer.”

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Insider Trading Policies and Procedures
We have an insider trading policy which governs the purchase, sale and/or other dispositions of the Company’s securities by the Company’s directors, employees, related persons and other covered persons, and is designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. The Company’s insider trading policy is included as an exhibit to this Annual Report on Form 10-K. Our insider trading policy does not apply directly to repurchases of securities by the Company, but we have not made repurchases of our securities to date and do not reasonably expect to be in a position to repurchase our securities in the near future. If we were to repurchase our securities, we expect to follow the policy’s guidelines in connection with securities repurchases by effecting trades either during open window periods under the policy or through adoption, during an open window period, of a pre-arranged trading plan that satisfies the affirmative defense requirements of Rule 10b5-1 under the Exchange Act.
The other information required by this item will be contained in our 2025 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2024, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this report by reference.
Item 11. Executive Compensation.
The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be set forth in the 2025 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

10.2†
Collaboration Agreement, by and between the Registrant and Merck & Co., Inc., dated December 22, 2003, as amended and restated as of October 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021).

10.3+
2021 Equity Incentive Plan and Forms of Option Grant Notice and Agreement, Exercise Notice, Early Exercise Notice and Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021).

10.4*+	Amended and Restated Non-Employee Director Compensation Policy.

10.5+
2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021).

10.6+
2013 Amended and Restated Stock Performance Plan (as amended through November 20, 2020) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-256945), filed with the Securities and Exchange Commission on June 9, 2021).

Exhibit Number	Description of Exhibit
10.7+
Form of Indemnification Agreement with Executive Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-256945), filed with the Securities and Exchange Commission on June 24, 2021).

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

10.11*	Lease Agreement, by and between the Registrant and Price-Poore House, LLC, dated August 1, 2024.

10.12
Lease, by and between Registrant and DIV Washington, LLC, dated September 11, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 26, 2024).

10.13
Non-Exclusive Collaboration and License Agreement, by and between the Registrant and Halozyme, Inc., dated November 5, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 26, 2024).

10.14
Loan and Security Agreement by and among the Registrant and the lenders party thereto, K2 Health Ventures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent, dated as of November 10, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 26, 2024).

19.1*	Amended and Restated Insider Trading Policy.

23.1*	Consent of Ernst & Young LLP, independent registered accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 26, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description of Exhibit
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks [***] as the identified confidential portions (i) are not material and (ii) the Registrant customarily and actually treats that information as private or confidential.
+	Indicates management contract or compensatory plan.
#	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUMEN PHARMACEUTICALS, INC.

Date: March 27, 2025	By:	/s/ Daniel O’Connell
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

Signature	Title	Date

/s/ Daniel O’Connell	Chief Executive Officer and Director	March 27, 2025
Daniel O’Connell	(Principal Executive Officer)

/s/ William Matthew Zuga	Chief Financial Officer and Chief Business Officer	March 27, 2025
William Matthew Zuga	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimberlee C. Drapkin	Director	March 27, 2025
Kimberlee C. Drapkin

/s/ Nathan B. Fountain	Director	March 27, 2025
Nathan B. Fountain, M.D.

/s/ Jeffrey L. Ives	Director	March 27, 2025
Jeffrey L. Ives, PhD

/s/ Derrell D. Porter	Director	March 27, 2025
Derrell D. Porter, M.D.

/s/ Sean Stalfort	Director	March 27, 2025
Sean Stalfort

/s/ Laura Stoppel	Director	March 27, 2025
Laura Stoppel, PhD