Form 10-Q
period 2025-03-31
Acumen Pharmaceuticals, Inc.
filed 2025-05-13
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2025, the registrant had 60,573,425 shares of common stock, par value $0.0001 per share, outstanding.

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
•the therapeutic potential of sabirnetug, including its potential for improved safety and efficacy as compared to other monoclonal antibodies approved and/or in development, as well as our expectations concerning our ongoing ALTITUDE-AD clinical trial and any future clinical trials we may conduct;
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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Annual Report”), and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,159	$35,627
Marketable securities, short-term	118,989	135,930
Prepaid expenses and other current assets	5,799	6,749
Total current assets	154,947	178,306
Marketable securities, long-term	48,795	59,968
Restricted cash	232	232
Other assets, long-term	504	486
Total assets	$204,478	$238,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,056	$5,648
Accrued clinical trial expenses	11,548	15,344
Accrued expenses and other current liabilities	6,711	6,615
Total current liabilities	19,315	27,607
Debt, long-term	29,528	29,419
Other liabilities, long-term	114	150
Total liabilities	48,957	57,176
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 60,573,425 and 60,094,083 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	509,423	506,985
Accumulated deficit	(353,923)	(325,127)
Accumulated other comprehensive income (loss)	15	(48)
Total stockholders’ equity	155,521	181,816
Total liabilities and stockholders’ equity	$204,478	$238,992
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$25,266	$12,449
General and administrative	5,104	5,325
Total operating expenses	30,370	17,774
Loss from operations	(30,370)	(17,774)
Other income (expense)
Interest income	2,471	4,005
Interest expense	(1,023)	(1,000)
Change in fair value of embedded derivatives	190	(50)
Other expense, net	(64)	(54)
Total other income	1,574	2,901
Net loss	(28,796)	(14,873)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	63	(456)
Comprehensive loss	$(28,733)	$(15,329)
Net loss per common share, basic and diluted	$(0.48)	$(0.25)
Weighted-average shares outstanding, basic and diluted	60,525,628	59,812,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	60,094,083	$6	$506,985	$(325,127)	$(48)	$181,816
Issuance of common stock for restricted stock units, net of shares withheld for taxes	446,756	—	(73)	—	—	(73)
Stock options exercised for cash	32,586	—	37	—	—	37
Unrealized gain on marketable securities	—	—	—	—	63	63
Stock-based compensation	—	—	2,474	—	—	2,474
Net loss	—	—	—	(28,796)	—	(28,796)
Balance as of March 31, 2025	60,573,425	$6	$509,423	$(353,923)	$15	$155,521
For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	101,071	—	(32)	—	—	(32)
Unrealized loss on marketable securities	—	—	—	—	(456)	(456)
Stock-based compensation	—	—	2,484	—	—	2,484
Net loss	—	—	—	(14,873)	—	(14,873)
Balance as of March 31, 2024	60,079,778	$6	$499,843	$(237,671)	$(144)	$262,034
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(28,796)	$(14,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	16
Stock-based compensation expense	2,474	2,484
Amortization of premiums and accretion of discounts on marketable securities, net	(588)	(1,763)
Change in fair value of embedded derivatives	(190)	50
Amortization of right-of-use asset	30	28
Realized gain on marketable securities	(3)	(2)
Non-cash interest expense	299	268
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	950	(226)
Other long-term assets	16	35
Accounts payable	(4,592)	1,700
Accrued clinical trial expenses	(3,796)	(2,020)
Accrued expenses and other liabilities	60	(3,533)
Finance lease liability	—	(23)
Net cash used in operating activities	(34,121)	(17,859)
Cash flows from investing activities
Purchases of marketable securities	(35,048)	(45,292)
Proceeds from maturities and sales of marketable securities	63,816	36,100
Purchases of property and equipment	(79)	(11)
Net cash provided by (used in) investing activities	28,689	(9,203)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	7,938
Proceeds from exercise of stock options	37	—
Payment for financing lease	—	(739)
Payments for deferred offering costs	—	(60)
Repurchase of common shares to pay employee withholding taxes	(73)	(32)
Net cash provided by (used in) financing activities	(36)	7,107
Net change in cash and cash equivalents and restricted cash	(5,468)	(19,955)
Cash and cash equivalents and restricted cash at the beginning of the period	35,859	67,119
Cash and cash equivalents and restricted cash at the end of the period	$30,391	$47,164
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$724	$756
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs in accrued expenses and other current liabilities	$—	$78
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is focused on advancing a targeted immunotherapy drug candidate, sabirnetug, a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AßOs. Sabirnetug is currently being investigated in a Phase 2 clinical trial, ALTITUDE-AD, following the results of INTERCEPT-AD, the Phase 1 clinical trial of sabirnetug in “early AD” patients (patients with mild cognitive impairment or mild dementia due to AD), which were first reported in July 2023.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $353.9 million and $325.1 million, respectively, and working capital of $135.6 million and $150.7 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from the issuance of these condensed financial statements.
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
Reclassifications
The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying condensed financial statements and notes to the condensed financial statements. On the statement of cash flows, operating lease liability is presented within accrued expenses and other liabilities instead of as a separate line item.
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
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. The more significant estimates and assumptions by management include, among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of stock options, the valuation of embedded derivatives within the Company’s long-term debt and significant estimates in our accrued research and development expenses.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $29.8 million and $35.3 million in cash equivalents as of March 31, 2025 and December 31, 2024, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$30,159	$35,627
Restricted cash	232	232
Total cash, cash equivalents and restricted cash	$30,391	$35,859

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
Net Loss Per Share of Common Stock
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, stock options, restricted stock units (“RSUs”) and warrants, which would result in the issuance of incremental shares of common stock. However, potential shares of common stock are excluded if their effect is anti-dilutive. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For the three months ended March 31, 2025 and 2024, potential common shares consisted of stock options, RSUs, convertible debt and a warrant to purchase common stock.
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	March 31,
	2025	2024
Shares issuable upon exercise of stock options	12,319,208	10,015,497
Shares issuable upon conversion election for term loan facility	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	1,847,143	1,423,647
Total	15,885,262	13,158,055
Segment Information
Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its chief executive officer. The Company has one operating segment focused on the research and development of sabirnetug for the treatment of patients with AD. See Note 9. Segments.
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
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the existing income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard is effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, the standard will not have an impact on the Company’s financial position, results of operations, or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to require more detailed disclosures about specified categories of expenses, including employee compensation, depreciation

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The standard is intended to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted if ASU 2020-06 has been adopted. Upon adoption, the standard may be applied on a prospective or retrospective basis. The Company is evaluating the potential impact of this adoption on the financial statements and related disclosures.
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$97,187	$52	$(49)	$97,190
Government and agency - U.S.	21,781	19	(1)	21,799
Total available-for-sale securities, short-term	118,968	71	(50)	118,989
Available-for-sale securities, long-term
Corporate debt securities	48,801	42	(48)	48,795
Total available-for-sale securities, long-term	48,801	42	(48)	48,795
Total available-for-sale securities	$167,769	$113	$(98)	$167,784

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$118,813	$128	$(8)	$118,933
Government and agency - U.S.	16,962	35	—	16,997
Total available-for-sale securities, short-term	135,775	163	(8)	135,930
Available-for-sale securities, long-term
Corporate debt securities	60,171	—	(203)	59,968
Total available-for-sale securities, long-term	60,171	—	(203)	59,968
Total available-for-sale securities	$195,946	$163	$(211)	$195,898
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

	March 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$64,555	$(97)	$—	$—	$64,555	$(97)
Government and agency - U.S.	11,863	(1)	—	—	11,863	(1)
Total	$76,418	$(98)	$—	$—	$76,418	$(98)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$73,952	$(211)	$2,515	$—	$76,467	$(211)
Total	$73,952	$(211)	$2,515	$—	$76,467	$(211)
As of March 31, 2025, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within two years. As noted in the table above, none of the Company’s available-for-sale marketable securities as of March 31, 2025 have been in an unrealized loss position for more than 12 months. Additionally, the Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three months ended March 31, 2025 and 2024. The Company recorded immaterial realized gains during each of the three months ended March 31, 2025 and 2024.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of March 31, 2025 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2025
Assets included in:
Cash and cash equivalents
Money market securities	$25,809	$—	$—	$25,809
Government and agency - U.S.	3,973	—	—	3,973
Marketable securities
Corporate debt securities	—	145,985	—	145,985
Government and agency - U.S.	—	21,799	—	21,799
Total fair value	$29,782	$167,784	$—	$197,566
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$780	$780
Total fair value	$—	$—	$780	$780

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	Fair value measurements as of December 31, 2024 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Assets included in:
Cash and cash equivalents
Money market securities	$35,268	$—	$—	$35,268
Marketable securities
Corporate debt securities	—	178,901	—	178,901
Government and agency - U.S.	—	16,997	—	16,997
Total fair value	$35,268	$195,898	$—	$231,166
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$970	$970
Total fair value	$—	$—	$970	$970
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
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2025 (in thousands):

Balance, December 31, 2024	$970
Change in fair value of embedded derivatives	(190)
Balance, March 31, 2025	$780

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$4,363	$56	$4,419
Prepaid insurance	481	—	481
Other receivables	376	—	376
Dues and subscriptions	331	—	331
Right-of-use asset	—	236	236
Property and equipment, net (1)	—	137	137
Other	248	75	323
Total	$5,799	$504	$6,303

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$4,841	$75	$4,916
Prepaid insurance	858	—	858
Other receivables	345	—	345
Dues and subscriptions	230	—	230
Right-of-use asset	—	266	266
Property and equipment, net (1)	—	73	73
Other	475	72	547
Total	$6,749	$486	$7,235
(1) As of both March 31, 2025 and December 31, 2024, accumulated depreciation totaled approximately $0.1 million.
Accrued expenses and other liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025
	Accrued Expenses and Other Current Liabilities	Other Long-Term Liabilities	Total Accrued Expenses and Other Liabilities
Research and development	$5,033	$—	$5,033
Compensation and other employee liabilities	873	—	873
Interest	249	—	249
Operating lease liability	138	114	252
Other	418	—	418
Total	$6,711	$114	$6,825

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2024
	Accrued Expenses and Other Current Liabilities	Other Long-Term Liabilities	Total Accrued Expenses and Other Liabilities
Compensation and other employee liabilities	$4,207	$—	$4,207
Research and development	1,796	—	1,796
Interest	249	—	249
Operating lease liability	133	150	283
Other	230	—	230
Total	$6,615	$150	$6,765
NOTE 6. DEBT
Term Loan
On November 10, 2023, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided the Company with a Term Loan in the aggregate principal amount of $50.0 million, of which the Company borrowed $30.0 million in the first tranche upon closing. The remaining $20.0 million is available for borrowing upon the Company’s request based on review of certain information and discretionary approval from the lenders. The principal amount of the Term Loan outstanding under the Loan Agreement bears interest per annum at the greater of (i) 9.65% or (ii) the sum of the prime rate last quoted in The Wall Street Journal plus 1.15% for such interest period. The Term Loan matures on November 1, 2027, and can be extended to November 1, 2028 if the Company achieves certain financing milestones. The Loan Agreement provides for a final payment fee of an additional $1.6 million (the “Final Payment”) due upon repayment of the Term Loan. As security for its obligations under the Loan Agreement, the Company granted the lenders a security interest in substantially all of the Company’s assets (other than intellectual property).
The principal and interest of the Term Loan are to be repaid in equal monthly installments beginning on July 1, 2026 through the maturity of the Loan Agreement. The Loan Agreement allows prepayment of the entire Term Loan or a portion of the Term Loan of more than $5.0 million, provided that any partial prepayment will leave outstanding borrowings of at least $15.0 million.
The lenders can elect to convert up to $2.5 million of the Term Loan (the “Conversion Amount”) into the Company’s common stock at a conversion price of $2.53 (the “Conversion Option”). If the lenders elect to convert the Conversion Amount upon the Next Qualified Financing, as defined in the Loan Agreement, whereby the Company receives aggregate gross proceeds of at least $20.0 million, the conversion price will equal the lowest effective cash price per share of securities issued in such Qualified Financing (the “Share-Settled Redemption”). The Conversion Option and Share-Settled Redemption within the Loan Agreement are required to be bifurcated as a single compound embedded derivative (the “Embedded Derivatives”) at fair value, with subsequent changes in fair value recognized in the statements of operations and comprehensive loss.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Outstanding debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	780	970
Unamortized debt discount	(2,887)	(3,186)
Total debt, long-term	$29,528	$29,419
The following table provides the components of interest expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense based on the coupon interest rate of the outstanding debt	$724	$732
Accretion of debt discount	299	262
Total interest expense related to debt	$1,023	$994
For the three months ended March 31, 2025 and 2024, the effective interest rate for the Term Loan was 14.0% and 13.4%, respectively.
As of March 31, 2025, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of March 31, 2025, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock issued and outstanding is entitled to one vote.
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
During the three months ended March 31, 2025, the Company did not sell any shares of common stock under the ATM. During the three months ended March 31, 2024, the Company issued and sold 2,068,246 shares of common stock under the

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
ATM for net proceeds of $7.9 million, or $3.84 per share. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million.
Restricted Stock Units
During the three months ended March 31, 2025 and 2024, the Company issued 446,756 and 101,071 shares, respectively, of its common stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of common stock at an exercise price of $1.95 with a 10-year contractual term. This equity-classified warrant is outstanding as of March 31, 2025.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000 shares. Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of March 31, 2025, there were 3,160,496 options outstanding under the 2013 Plan.
The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the Board prior to the applicable January 1. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increased by 3,004,704 shares.
As of March 31, 2025, a total of 17,673,425 shares were authorized for issuance under the 2021 Plan and 2,666,335 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$1,492	$1,646
Research and development	982	838
Total stock-based compensation	$2,474	$2,484

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the three months ended March 31, 2025 and 2024 with the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.16% - 4.52%	3.82% - 4.33%
Expected term (in years)	6.0 - 6.0	5.3 - 6.1
Expected volatility	91% - 92%	101% - 104%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $1.33 per share and $3.18 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a 10-year contractual term. Beginning in 2022, the Company has also issued annual option awards to members of its Board that vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and also have a 10-year term. The Company’s common stock became publicly traded in July 2021. Prior to January 1, 2025, the Company lacked sufficient company-specific historical and implied volatility information for its common stock and estimated its expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Beginning on January 1, 2025, based on the availability of sufficient historical trading data of the Company’s common stock, the Company began using its historical volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	10,656,129	$3.83
Granted	1,809,800	$1.73
Exercised	(32,586)	$1.13
Forfeited	(31,611)	$3.00
Expired	(82,524)	$5.30
Outstanding as of March 31, 2025	12,319,208	$3.52	7.6	$297
Vested and exercisable as of March 31, 2025	6,706,514	$3.55	6.5	$297
As of March 31, 2025, total unrecognized compensation costs related to unvested stock option awards were approximately $14.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Units
Annually, beginning in January 2023, the Company has granted an RSU award to each of its then-current employees. These RSU awards vest in equal annual installments on the first three anniversaries of the grant date.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,354,543	$4.46
Granted	990,150	$1.78
Vested	(485,867)	$4.57
Forfeited	(11,683)	$2.42
Unvested as of March 31, 2025	1,847,143	$3.01
As of March 31, 2025, total unrecognized compensation costs related to unvested RSUs were approximately $4.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2025, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 600,941 shares. As of March 31, 2025, there are a total of 2,370,029 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.
NOTE 9. SEGMENT REPORTING
The Company manages its operations as a single segment. The CODM assesses performance and allocates resources for its clinical-stage biopharmaceutical segment based on net loss, which is reported on the statement of operations and comprehensive loss as net loss. The CODM is regularly provided with actual, budgeted and forecasted expense information to make decisions on resource allocation and assess performance of the business and monitor budget versus actual results using loss from operations. Substantially all long-lived assets are located in the United States. The measure of segment assets is reported on the balance sheet as total assets.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table presents selected financial information about the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating Expenses
Research and development
External costs	$19,427	$7,306
Internally managed costs (1)	4,853	4,298
General and administrative (2)	3,601	3,670
Other segment expenses (3)	2,489	2,500
Other income, net	(1,574)	(2,901)
Segment net loss	$28,796	$14,873

(1) Includes Company-managed research, consultants and contractors, as well as internal personnel and operating expenses, and excludes stock-based compensation expense and depreciation.
(2) Excludes stock-based compensation expense and depreciation.
(3) Other segment expenses include stock-based compensation expense and depreciation.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
In November 2023, the Company entered into a Non-exclusive Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”). Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s drug delivery technology for the development of a subcutaneous formulation of sabirnetug (such combination, the “Halozyme Product”). In January 2024, the Company paid a seven-figure upfront license payment for the Halozyme Product. The Company is required to make milestone payments upon the achievement of certain development and commercialization events with respect to the Halozyme Product, as well as milestone payments based on achievement of certain net sales levels of the Halozyme Product. The Company will also make single-digit royalty payments based on worldwide net sales of the Halozyme Product. The upfront license payment and milestones are recorded as in-process research and development expense when incurred.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those described in or implied by these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to AD) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs.
In July 2023, we announced topline results from our Phase 1 clinical trial of sabirnetug, called INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. We announced the initiation of our Phase 2 ALTITUDE-AD clinical trial of sabirnetug in May 2024 and completed enrollment in March 2025. We expect to announce top-line results for ALTITUDE-AD in late 2026. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of up to 540 participants with mild cognitive impairment or mild dementia due to AD. We plan to use the Integrated Alzheimer’s Disease Rating Scale at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, both dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic and pharmacodynamic modeling of our Phase 1 clinical trial data.
We announced the results of a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in March 2025. This study in healthy volunteers enrolled 16 subjects who received four weekly subcutaneous doses of 1,200 mg of sabirnetug and 12 subjects who received single intravenous doses of 2,800 mg of sabirnetug. The most frequently reported adverse events included injection site reactions (62.5%), all of which were mild (Grade 1) in severity and resolved. No other safety issues were identified. Additionally, subcutaneous administration of sabirnetug was shown to produce sufficient systemic exposure to support further development of this formulation as a more convenient administration option for patients.
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
During the three months ended March 31, 2025, no shares of common stock were issued under our at-the-market offering program, or the ATM. In January 2024, we issued 2,068,246 shares of our common stock under the ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $28.8 million and $14.9 million for the three months ended March 31, 2025 and 2024, respectively. Approximately $25.3 million, or 88%, of the net loss for the three months ended March 31, 2025 was due to research and development spending. As of March 31, 2025, we had an accumulated deficit of $353.9 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical development, seek to expand our product candidate portfolio through developing additional product candidates, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. In addition, global economic conditions may impact our ability to raise additional funds, and we may be impacted by disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, tariff policy and geopolitical tensions between the United States and foreign countries, rising inflation and supply disruptions, the ongoing conflicts between Russia and Ukraine and Israel and Hamas and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.
As of March 31, 2025, we had cash and cash equivalents and marketable securities of $197.9 million; included in this amount is the first tranche of $30.0 million that we received under our Loan Agreement, which was received on November 10, 2023. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “Liquidity and Capital Resources.”
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
As we currently only have one product candidate, sabirnetug, in development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 17% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase substantially in connection with our continued clinical development activities for sabirnetug.
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
Other Income (Expense)
Other income (expense) includes interest income, interest expense, change in fair value of embedded derivatives and other expense, net. Interest income consists of interest income earned, as well as amortization and accretion of premiums and discounts, related to our investments in marketable securities. Interest expense includes interest due under the Loan Agreement, as well as the amortization of the related debt discount. The change in fair value of embedded derivatives relates to the embedded derivatives that were bifurcated from the term loan borrowed under the Loan Agreement, and accounted for as a derivative at fair value which is remeasured at each reporting period for the term of the loan. Other expense, net generally consists of fees incurred on our investments in marketable securities.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses
Research and development	$25,266	$12,449	$12,817	103%
General and administrative	5,104	5,325	(221)	(4)%
Total operating expenses	30,370	17,774	12,596	71%
Loss from operations	(30,370)	(17,774)	(12,596)	(71)%
Other income (expense)
Interest income	2,471	4,005	(1,534)	(38)%
Interest expense	(1,023)	(1,000)	(23)	(2)%
Change in fair value of embedded derivatives	190	(50)	240	*
Other expense, net	(64)	(54)	(10)	(19)%
Total other income	1,574	2,901	(1,327)	(46)%
Net loss	$(28,796)	$(14,873)	$(13,923)	(94)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $25.3 million and $12.4 million for the three months ended March 31, 2025 and 2024, respectively. The $12.9 million increase was primarily due to $7.0 million for CRO costs associated with the ALTITUDE-AD clinical trial, for which we announced the dosing of the first patient in May 2024. Additionally, we incurred a $4.7 million increase for manufacturing and materials, a $0.9 million increase for personnel costs, a $0.4 million increase for other research projects and a $0.3 million increase for storage, shipping and packaging costs. These increases were partially offset by a decrease of $0.4 million related to services provided by research and development consultants and contractors.
General and Administrative Expenses
General and administrative expenses were $5.1 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. The $0.2 million decrease was primarily due to immaterial decreases in personnel costs, insurance and recruiting costs, which were partially offset by a small increase in legal expenses.
Other Income (Expense)
Other income decreased by $1.3 million to $1.6 million for the three months ended March 31, 2025 from $2.9 million for the three months ended March 31, 2024. The $1.3 million decrease was attributable to a $1.5 million decrease in interest income on our portfolio of marketable securities due to both lower interest rates and a lower average investment balance during the three months ended March 31, 2025 with the utilization of cash from investment maturities supporting our ongoing operating cash needs.
Liquidity and Capital Resources
We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources other than grant revenue and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.
Our operations have been financed primarily by net proceeds from the sale and issuance of our common stock and convertible preferred stock, net proceeds from our initial and subsequent public offering and from sales of shares of our common stock under our ATM, borrowings under the Loan Agreement, the issuance of notes, grant revenue and, during our collaboration with Merck, which was in place from 2003 to 2011, certain payments received under our collaboration agreement.
On March 27, 2024, we filed a shelf registration statement on Form S-3, or the 2024 Registration Statement. Pursuant to the 2024 Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million.
We have a sales agreement, or, as amended, the Sales Agreement, with BofA Securities, Inc., Stifel, Nicolaus & Company, Incorporated and BTIG, LLC as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under the ATM, which is included in the $200.0 million of securities that were registered for sale pursuant to a registration statement on Form S-3 filed in 2022. Pursuant to the Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM.
During the three months ended March 31, 2025, no shares of common stock were issued under our ATM. In January 2024, we issued 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
As of March 31, 2025, we had cash and cash equivalents and marketable securities totaling $197.9 million. Our available-for-sale marketable securities mature within two years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(34,121)	$(17,859)
Net cash provided by (used in) investing activities	28,689	(9,203)
Net cash provided by (used in) financing activities	(36)	7,107
Net change in cash and cash equivalents	$(5,468)	$(19,955)
Operating Activities
Net cash used in operating activities increased by $16.2 million to $34.1 million for the three months ended March 31, 2025 from $17.9 million for the three months ended March 31, 2024. The $13.9 million increase in our net loss for the three months ended March 31, 2025, adjusted for a decrease in non-cash income for amortization and accretion on marketable securities of $1.2 million partially offset by an increase in the change in fair value of embedded derivatives of $0.2 million, accounted for a $12.9 million increase in cash used in operating activities as compared to the three months ended March 31, 2024. Working capital changes contributed $3.3 million of additional cash used in operations, including cash used for accounts payable and accrued clinical trial expenses of $6.3 million and $1.8 million, respectively, which were partially offset by cash provided from accrued expenses and other liabilities of $3.6 million and $1.2 million from prepaid expenses and other current assets.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2025 of $28.7 million increased by $37.9 million from cash used in investing activities of $9.2 million during the three months ended March 31, 2024, primarily due to increases in proceeds from maturities of marketable securities of $27.7 million, and decreases in purchases of marketable securities of $10.2 million.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2025 was immaterial and decreased by $7.1 million from cash provided by financing activities of $7.1 million during the three months ended March 31, 2024. Cash provided by financing activities during the three months ended March 31, 2024 was primarily due to net proceeds of $7.9 million from the issuance of common stock under our ATM, partially offset by $0.7 million for payment under a finance lease agreement for certain computer equipment for our Phase 2 ALTITUDE-AD clinical trial.
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
•the requirements of the U.S. Food and Drug Administration, or the FDA, and European Medicines Agency, or EMA, and comparable foreign regulatory authorities for clinical trials and nonclinical studies and other work, for review and approval of sabirnetug for AD;
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
Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, as well as tariff policy and geopolitical tensions between the United States and foreign countries. Additionally, escalation in interest rates, in conjunction with banking failures, may lead to financial institutions being more prudent with capital deployment and tightening lending. If we are unable to raise sufficient additional capital on a timely basis, we could be forced to curtail our planned operations and the pursuit of our business strategy, which would have a material adverse effect on the value of our common stock.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended March 31, 2025, our officers and directors took the following actions with respect to 10b5-1 trading plans:
On April 1, 2025, Derek Meisner, our Chief Legal Officer, terminated a Rule 10b5-1 plan that had been adopted on May 15, 2024 that provided that Mr. Meisner, acting through a broker, could sell (1) up to 108,867 shares of our common stock received upon the settlement of RSU awards granted to Mr. Meisner as equity incentive compensation, which sales were eligible to occur from January 3, 2025 to July 31, 2028; and (2) 482,800 shares of our common stock received upon the exercise of option awards granted to Mr. Meisner as equity incentive compensation, which sales were eligible to occur from September 17, 2024 to July 31, 2028.
On March 31, 2025, Mr. Meisner entered into a Rule 10b5-1 trading plan that provides that Mr. Meisner, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 66,800 RSU awards granted to Mr. Meisner as equity compensation, which sales may occur from

January 7, 2026 to January 31, 2028. On March 31, 2025, Mr. Meisner also entered into a separate Rule 10b5-1 trading plan that provides that Mr. Meisner, acting through a broker, may sell up to (1) 24,727 shares of common stock, which sales may occur from January 6, 2026 through January 9, 2029; (2) 583,100 shares of common stock received upon the exercise of option awards granted to Mr. Meisner as equity incentive compensation, which sales may occur from July 28, 2025 through January 9, 2029; and (3) 136,400 shares of common stock received upon the vesting of RSU awards granted to Mr. Meisner as equity incentive compensation, which sales may occur from January 6, 2026 to January 9, 2029.
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

10.1+*	Executive Employment Agreement, by and between the Registrant and James Doherty.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACUMEN PHARMACEUTICALS, INC.

Date: May 13, 2025	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)