Form 10-Q
period 2025-06-30
Acumen Pharmaceuticals, Inc.
filed 2025-08-12
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, the registrant had 60,573,425 shares of common stock, par value $0.0001 per share, outstanding.

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
•the therapeutic potential of an oligomer-targeted Enhanced Brain Delivery (EBDTM) therapy for Alzheimer's disease;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,810	$35,627
Marketable securities, short-term	106,559	135,930
Prepaid expenses and other current assets	5,035	6,749
Total current assets	148,404	178,306
Marketable securities, long-term	22,797	59,968
Restricted cash	232	232
Other assets, long-term	464	486
Total assets	$171,897	$238,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,103	$5,648
Accrued clinical trial expenses	11,108	15,344
Accrued expenses and other current liabilities	11,650	6,615
Total current liabilities	24,861	27,607
Debt, long-term	29,882	29,419
Other liabilities, long-term	77	150
Total liabilities	54,820	57,176
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 60,573,425 and 60,094,083 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	511,921	506,985
Accumulated deficit	(394,873)	(325,127)
Accumulated other comprehensive income (loss)	23	(48)
Total stockholders’ equity	117,077	181,816
Total liabilities and stockholders’ equity	$171,897	$238,992
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$37,125	$19,533	$62,391	$31,982
General and administrative	4,625	4,848	9,729	10,173
Total operating expenses	41,750	24,381	72,120	42,155
Loss from operations	(41,750)	(24,381)	(72,120)	(42,155)
Other income (expense)
Interest income	2,015	3,816	4,486	7,821
Interest expense	(1,046)	(1,004)	(2,069)	(2,004)
Change in fair value of embedded derivatives	(40)	1,100	150	1,050
Other expense, net	(129)	(68)	(193)	(122)
Total other income	800	3,844	2,374	6,745
Net loss	(40,950)	(20,537)	(69,746)	(35,410)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	8	(20)	71	(476)
Comprehensive loss	$(40,942)	$(20,557)	$(69,675)	$(35,886)
Net loss per common share, basic and diluted	$(0.68)	$(0.34)	$(1.15)	$(0.59)
Weighted-average shares outstanding, basic and diluted	60,573,425	60,079,778	60,549,658	59,945,889
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	60,573,425	$6	$509,423	$(353,923)	$15	$155,521
Unrealized gain on marketable securities	—	—	—	—	8	8
Stock-based compensation	—	—	2,498	—	—	2,498
Net loss	—	—	—	(40,950)	—	(40,950)
Balance as of June 30, 2025	60,573,425	$6	$511,921	$(394,873)	$23	$117,077
For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	60,079,778	$6	$499,843	$(237,671)	$(144)	$262,034
Unrealized loss on marketable securities	—	—	—	—	(20)	(20)
Stock-based compensation	—	—	2,470	—	—	2,470
Net loss	—	—	—	(20,537)	—	(20,537)
Balance as of June 30, 2024	60,079,778	$6	$502,313	$(258,208)	$(164)	$243,947
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	60,094,083	$6	$506,985	$(325,127)	$(48)	$181,816
Issuance of common stock for restricted stock units, net of shares withheld for taxes	446,756	—	(73)	—	—	(73)
Stock options exercised for cash	32,586	—	37	—	—	37
Unrealized gain on marketable securities	—	—	—	—	71	71
Stock-based compensation	—	—	4,972	—	—	4,972
Net loss	—	—	—	(69,746)	—	(69,746)
Balance as of June 30, 2025	60,573,425	$6	$511,921	$(394,873)	$23	$117,077
For the Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	101,071	—	(32)	—	—	(32)
Unrealized loss on marketable securities	—	—	—	—	(476)	(476)
Stock-based compensation	—	—	4,954	—	—	4,954
Net loss	—	—	—	(35,410)	—	(35,410)
Balance as of June 30, 2024	60,079,778	$6	$502,313	$(258,208)	$(164)	$243,947
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(69,746)	$(35,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	33
Stock-based compensation expense	4,972	4,954
Amortization of premiums and accretion of discounts on marketable securities, net	(644)	(3,222)
Change in fair value of embedded derivatives	(150)	(1,050)
Amortization of right-of-use asset	61	56
Realized gain on marketable securities	(3)	(2)
Non-cash interest expense	613	539
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,714	(3,350)
Other long-term assets	18	(7)
Accounts payable	(3,545)	2,823
Accrued clinical trial expenses	(4,236)	2,640
Accrued expenses and other liabilities	4,962	(2,385)
Finance lease liability	—	(23)
Net cash used in operating activities	(65,953)	(34,404)
Cash flows from investing activities
Purchases of marketable securities	(38,056)	(57,093)
Proceeds from maturities and sales of marketable securities	105,316	85,605
Purchases of property and equipment	(88)	(16)
Net cash provided by investing activities	67,172	28,496
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	7,938
Proceeds from exercise of stock options	37	—
Payment for financing lease	—	(739)
Payments for deferred offering costs	—	(188)
Repurchase of common shares to pay employee withholding taxes	(73)	(32)
Net cash provided by (used in) financing activities	(36)	6,979
Net change in cash and cash equivalents and restricted cash	1,183	1,071
Cash and cash equivalents and restricted cash at the beginning of the period	35,859	67,119
Cash and cash equivalents and restricted cash at the end of the period	$37,042	$68,190
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,464	$1,496
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs in accrued expenses and other current liabilities	$—	$9
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial following results of the Company’s Phase 1 INTERCEPT-AD clinical trial in “early AD” patients (patients with mild cognitive impairment or mild dementia due to AD) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AßOs. In addition, we are investigating a subcutaneous dosing option of sabirnetug, as well as a blood-brain barrier-penetrating, oligomer-targeted Enhanced Brain Delivery (EBDTM) therapy for AD.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $394.9 million and $325.1 million, respectively, and working capital of $123.5 million and $150.7 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for beyond 12 months from the issuance of these condensed financial statements.
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
The Company completed its Phase 1 INTERCEPT-AD clinical trial of sabirnetug in the second quarter of 2023. This trial enrolled 65 patients with early AD and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose and multiple ascending dose cohorts evaluating patients with early AD. In July 2023, the Company announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
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
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. The more significant estimates and assumptions by management include, among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of stock options, the valuation of embedded derivatives within the Company’s long-term debt and significant estimates in the Company’s accrued research and development expenses.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $36.6 million and $35.3 million in cash equivalents as of June 30, 2025 and December 31, 2024, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$36,810	$35,627
Restricted cash	232	232
Total cash, cash equivalents and restricted cash	$37,042	$35,859
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
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	June 30,
	2025	2024
Shares issuable upon exercise of stock options	12,539,238	10,207,900
Shares issuable upon conversion election for term loan facility	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	1,917,293	1,411,330
Total	16,175,442	13,338,141
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$88,565	$42	$(73)	$88,534
Government and agency - U.S.	18,019	7	(1)	18,025
Total available-for-sale securities, short-term	106,584	49	(74)	106,559
Available-for-sale securities, long-term
Corporate debt securities	22,749	51	(3)	22,797
Total available-for-sale securities, long-term	22,749	51	(3)	22,797
Total available-for-sale securities	$129,333	$100	$(77)	$129,356

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$118,813	$128	$(8)	$118,933
Government and agency - U.S.	16,962	35	—	16,997
Total available-for-sale securities, short-term	135,775	163	(8)	135,930
Available-for-sale securities, long-term
Corporate debt securities	60,171	—	(203)	59,968
Total available-for-sale securities, long-term	60,171	—	(203)	59,968
Total available-for-sale securities	$195,946	$163	$(211)	$195,898

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

	June 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$59,519	$(76)	$—	$—	$59,519	$(76)
Government and agency - U.S.	8,963	(1)	—	—	8,963	(1)
Total	$68,482	$(77)	$—	$—	$68,482	$(77)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$73,952	$(211)	$2,515	$—	$76,467	$(211)
Total	$73,952	$(211)	$2,515	$—	$76,467	$(211)
As of June 30, 2025, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within two years. As noted in the table above, none of the Company’s available-for-sale marketable securities as of June 30, 2025 have been in an unrealized loss position for more than 12 months. Additionally, the Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three and six months ended June 30, 2025 and 2024. There were no realized gains or losses recognized during the three months ended June 30, 2025 and 2024. The Company recorded immaterial realized gains during the six months ended June 30, 2025 and 2024.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of June 30, 2025 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2025
Assets included in:
Cash and cash equivalents
Money market securities	$36,578	$—	$—	$36,578
Marketable securities
Corporate debt securities	—	111,331	—	111,331
Government and agency - U.S.	—	18,025	—	18,025
Total fair value	$36,578	$129,356	$—	$165,934
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$820	$820
Total fair value	$—	$—	$820	$820

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
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2025 (in thousands):

Balance, December 31, 2024	$970
Change in fair value of embedded derivatives	(150)
Balance, June 30, 2025	$820

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$4,024	$50	$4,074
Other receivables	315	—	315
Dues and subscriptions	247	—	247
Prepaid insurance	169	—	169
Right-of-use asset	—	205	205
Property and equipment, net (1)	—	130	130
Other	280	79	359
Total	$5,035	$464	$5,499

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$4,841	$75	$4,916
Prepaid insurance	858	—	858
Other receivables	345	—	345
Dues and subscriptions	230	—	230
Right-of-use asset	—	266	266
Property and equipment, net (1)	—	73	73
Other	475	72	547
Total	$6,749	$486	$7,235
(1) As of both June 30, 2025 and December 31, 2024, accumulated depreciation totaled approximately $0.1 million.
Accrued expenses and other liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025
	Accrued Expenses and Other Current Liabilities	Other Long-Term Liabilities	Total Accrued Expenses and Other Liabilities
Research and development	$9,263	$—	$9,263
Compensation and other employee liabilities	1,843	—	1,843
Interest	241	—	241
Operating lease liability	142	77	219
Other	161	—	161
Total	$11,650	$77	$11,727

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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Outstanding debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	820	970
Unamortized debt discount	(2,573)	(3,186)
Total debt, long-term	$29,882	$29,419
The following table provides the components of interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense based on the coupon interest rate of the outstanding debt	$732	$733	$1,456	$1,465
Accretion of debt discount	314	271	613	533
Total interest expense related to debt	$1,046	$1,004	$2,069	$1,998
For the three and six months ended June 30, 2025 the effective interest rate for the Term Loan was 14.1% and 14.0%, respectively. For the three and six months ended June 30, 2024 the effective interest rate for the Term Loan was 13.6% and 13.4%, respectively.
As of June 30, 2025, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of June 30, 2025, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock issued and outstanding is entitled to one vote.
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
During the six months ended June 30, 2025, the Company did not sell any shares of common stock under the ATM. During the six months ended June 30, 2024, the Company issued and sold 2,068,246 shares of common stock under the ATM for

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
net proceeds of $7.9 million, or $3.84 per share. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million.
Restricted Stock Units
During the six months ended June 30, 2025 and 2024, the Company issued 446,756 and 101,071 shares, respectively, of its common stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of common stock at an exercise price of $1.95 with a 10-year contractual term. This equity-classified warrant is outstanding as of June 30, 2025.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000 shares. Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of June 30, 2025, there were 3,135,607 options outstanding under the 2013 Plan.
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
As of June 30, 2025, a total of 17,673,425 shares were authorized for issuance under the 2021 Plan and 2,376,155 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$1,491	$1,596	$2,983	$3,242
Research and development	1,007	874	1,989	1,712
Total stock-based compensation	$2,498	$2,470	$4,972	$4,954

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the six months ended June 30, 2025 and 2024 with the following weighted average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.93% - 4.52%	3.82% - 5.10%
Expected term (in years)	1.0 - 6.0	0.9 - 6.1
Expected volatility	76% - 92%	92% - 103%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $1.26 per share and $3.00 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a 10-year contractual term. The Company also issues annual option awards to members of its Board that vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and also have a 10-year term. The Company’s common stock became publicly traded in July 2021. Prior to January 1, 2025, the Company lacked sufficient company-specific historical and implied volatility information for its common stock and estimated its expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Beginning on January 1, 2025, based on the availability of sufficient historical trading data of the Company’s common stock, the Company began using its historical volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	10,656,129	$3.83
Granted	2,094,800	$1.64
Exercised	(32,586)	$1.13
Forfeited	(59,303)	$2.64
Expired	(119,802)	$4.35
Outstanding as of June 30, 2025	12,539,238	$3.47	7.4	$374
Vested and exercisable as of June 30, 2025	7,319,469	$3.60	6.5	$344
As of June 30, 2025, total unrecognized compensation costs related to unvested stock option awards were approximately $12.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
Restricted Stock Units
The Company grants an annual RSU award to each of its employees and, beginning in June 2025, the Company also grants an annual RSU award to members of its Board. RSU awards granted to employees vest in equal annual installments on the

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
first three anniversaries of the grant date and RSU awards granted to members of the Board vest in full on the first anniversary of the grant date.
The following table reflects summarized RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,354,543	$4.46
Granted	1,066,950	$1.73
Vested	(485,867)	$4.57
Forfeited	(18,333)	$2.16
Unvested as of June 30, 2025	1,917,293	$2.93
As of June 30, 2025, total unrecognized compensation costs related to unvested RSUs were approximately $4.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2025, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 600,941 shares. As of June 30, 2025, there are a total of 2,370,029 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table presents selected financial information about the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Expenses
Research and development
External costs	$31,559	$13,862	$50,986	$21,168
Internally managed costs (1)	4,556	4,790	9,409	9,088
General and administrative (2)	3,121	3,243	6,722	6,913
Other segment expenses (3)	2,514	2,486	5,003	4,986
Other income, net	(800)	(3,844)	(2,374)	(6,745)
Segment net loss	$40,950	$20,537	$69,746	$35,410

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
NOTE 11. SUBSEQUENT EVENTS
In July 2025, the Company entered into a collaboration, option and license agreement with JCR Pharmaceuticals (“JCR”) to develop an oligomer-targeted Enhanced Brain Delivery (EBDTM) therapy for AD. Under the terms of the agreement, in addition to an upfront payment that JCR received, if the Company exercises its exclusive option to develop up to two development candidates, JCR will be eligible for an additional option payment of $9.25 million. JCR will also be eligible to

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
receive future milestone payments of up to $40 million related to development, and up to $515 million related to sales, for a total of up to $555 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration.

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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial following Phase 1 results in “early AD” patients (patients with mild cognitive impairment or mild dementia due to AD) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs. In addition, we are investigating a subcutaneous dosing option of sabirnetug, as well as a blood-brain barrier-penetrating, oligomer-targeted Enhanced Brain Delivery (EBDTM) therapy for AD.
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
We announced the results of a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in March 2025. This study in healthy volunteers enrolled 16 subjects who received four weekly subcutaneous doses of 1,200 mg of sabirnetug and 12 subjects who received a single intravenous dose of 2,800 mg of sabirnetug. The most frequently reported adverse events included injection site reactions (62.5%), all of which were mild (Grade 1) in severity and resolved. No other safety issues were identified. Additionally, subcutaneous administration of sabirnetug was shown to produce sufficient systemic exposure to support further development of this formulation as a more convenient administration option for patients.
In July 2025, we entered into a collaboration, option and license agreement with JCR Pharmaceuticals, or JCR, to develop an oligomer-targeted Enhanced Brain Delivery, or EBDTM, therapy for AD. Under the terms of the agreement, in addition to an upfront payment that JCR received, if we exercise our exclusive option to develop up to two development candidates, JCR will be eligible for an additional option payment of $9.25 million. Our option can be exercised when there is a preclinical candidate data package, inclusive of a non-human primate study, which is expected in early 2026. JCR will also be eligible to receive future milestone payments of up to $40 million related to development, and up to $515 million related to sales, for a total of up to $555 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens Acumen’s portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.

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
During the six months ended June 30, 2025, no shares of common stock were issued under our at-the-market offering program, or the ATM. In January 2024, we issued 2,068,246 shares of our common stock under the ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $69.7 million and $35.4 million for the six months ended June 30, 2025 and 2024, respectively. Approximately $62.4 million, or 89%, of the net loss for the six months ended June 30, 2025 was due to research and development spending. As of June 30, 2025, we had an accumulated deficit of $394.9 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical development, seek to expand our product candidate portfolio through developing additional product candidates, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
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
As of June 30, 2025, we had cash and cash equivalents and marketable securities of $166.2 million; included in this amount is the first tranche of $30.0 million that we received under our Loan Agreement, which was received on November 10, 2023. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “Liquidity and Capital Resources.”

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
As we currently only have one product candidate, sabirnetug, in clinical development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 14% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase substantially in connection with our continued clinical development activities for sabirnetug.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses
Research and development	$37,125	$19,533	$17,592	90%
General and administrative	4,625	4,848	(223)	(5)%
Total operating expenses	41,750	24,381	17,369	71%
Loss from operations	(41,750)	(24,381)	(17,369)	(71)%
Other income (expense)
Interest income	2,015	3,816	(1,801)	(47)%
Interest expense	(1,046)	(1,004)	(42)	(4)%
Change in fair value of embedded derivatives	(40)	1,100	(1,140)	(104)%
Other expense, net	(129)	(68)	(61)	(90)%
Total other income	800	3,844	(3,044)	(79)%
Net loss	$(40,950)	$(20,537)	$(20,413)	(99)%
Research and Development Expenses
Research and development expenses were $37.1 million and $19.5 million for the three months ended June 30, 2025 and 2024, respectively. The $17.6 million increase was primarily due to a $14.8 million increase for manufacturing and materials and a $4.5 million increase for CRO costs mainly related to investigator grant expenses associated with the ALTITUDE-AD clinical trial, for which we completed enrollment in March 2025 following dosing of the first patient in May 2024. Additionally, we incurred a $0.7 million increase for personnel-related costs. These increases were partially offset by decreases of $1.7 million for license agreement expenses and $0.7 million for other clinical research expenses, including assay development.
General and Administrative Expenses
General and administrative expenses were $4.6 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively. The $0.2 million decrease was primarily due to decreases in insurance and recruiting costs.
Other Income (Expense)
Other income was $0.8 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively. The $3.0 million decrease was primarily attributable to a $1.8 million decrease in interest income on our portfolio of marketable securities due to both lower interest rates and a lower average investment balance during the three months ended June 30, 2025 with the utilization of cash from investment maturities supporting our ongoing operating cash needs. Additionally, there were decreases in change in fair value of our embedded derivatives related to our Loan Agreement of $1.1 million and other expense, net of $0.1 million.

Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses
Research and development	$62,391	$31,982	$30,409	95%
General and administrative	9,729	10,173	(444)	(4)%
Total operating expenses	72,120	42,155	29,965	71%
Loss from operations	(72,120)	(42,155)	(29,965)	(71)%
Other income (expense)
Interest income	4,486	7,821	(3,335)	(43)%
Interest expense	(2,069)	(2,004)	(65)	(3)%
Change in fair value of embedded derivatives	150	1,050	(900)	86%
Other expense, net	(193)	(122)	(71)	(58)%
Total other income	2,374	6,745	(4,371)	(65)%
Net loss	$(69,746)	$(35,410)	$(34,336)	(97)%
Research and Development Expenses
Research and development expenses were $62.4 million and $32.0 million for the six months ended June 30, 2025 and 2024, respectively. The $30.4 million increase was primarily due to a $19.4 million increase for manufacturing and materials and an $11.5 million increase for CRO costs mainly related to investigator grant expenses associated with the ALTITUDE-AD clinical trial, for which we completed enrollment in March 2025 following dosing of the first patient in May 2024. Additionally, we incurred a $1.7 million increase for personnel-related costs, a $0.7 million increase for other research expenses and a $0.4 million increase for shipping, packaging and storage costs. These increases were partially offset by decreases in the following: $1.7 million for license agreement expenses, $0.9 million related to services provided by research and development consultants and contractors, and $0.7 million for other clinical trial expenses.
General and Administrative Expenses
General and administrative expenses were $9.7 million and $10.2 million for the six months ended June 30, 2025 and 2024, respectively. The $0.5 million decrease was primarily due to decreases in the following: $0.2 million for insurance expense, $0.2 million for recruiting costs and $0.1 million for consulting expenses.
Other Income (Expense)
Other income was $2.4 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively. The $4.3 million decrease was primarily attributable to a $3.3 million decrease in interest income on our portfolio of marketable securities due to both lower interest rates and a lower average investment balance during the six months ended June 30, 2025 with the utilization of cash from investment maturities supporting our ongoing operating cash needs. Additionally, there were decreases in change in fair value of our embedded derivatives related to our Loan Agreement of $0.9 million and other expense, net of $0.1 million.
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
During the six months ended June 30, 2025, no shares of common stock were issued under our ATM. In January 2024, we issued 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
As of June 30, 2025, we had cash and cash equivalents and marketable securities totaling $166.2 million. Our available-for-sale marketable securities mature within two years. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(65,953)	$(34,404)
Net cash provided by investing activities	67,172	28,496
Net cash provided by (used in) financing activities	(36)	6,979
Net change in cash and cash equivalents	$1,183	$1,071
Operating Activities
Net cash used in operating activities increased by $31.6 million to $66.0 million for the six months ended June 30, 2025 from $34.4 million for the six months ended June 30, 2024. The $34.3 million increase in net loss for the six months ended June 30, 2025, adjusted for a decrease in non-cash income for amortization and accretion on marketable securities of $2.6 million and a decrease in the change in fair value of embedded derivatives of $0.9 million accounted for a $30.8 million increase in cash used in operating activities as compared to the six months ended June 30, 2024. Working capital changes contributed $0.8 million of additional cash used in operations, including increases in cash used for accounts payable and accrued clinical trial expenses of $6.4 million and $6.9 million, respectively, which were mostly offset by cash provided from accrued expenses and other liabilities of $7.4 million and $5.1 million from prepaid expenses and other current assets.
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2025 of $67.2 million increased by $38.7 million from cash used in investing activities of $28.5 million during the six months ended June 30, 2024, primarily due to an increase in proceeds from maturities of marketable securities of $19.7 million, as well as a decrease in purchases of marketable securities of $19.0 million.

Financing Activities
Cash provided by financing activities during the six months ended June 30, 2025 was immaterial and decreased by $7.0 million from cash provided by financing activities of $7.0 million during the six months ended June 30, 2024. Cash provided by financing activities during the six months ended June 30, 2024 was primarily due to net proceeds of $7.9 million from the issuance of common stock under our ATM, partially offset by $0.7 million for payment under a finance lease agreement for certain computer equipment for our Phase 2 ALTITUDE-AD clinical trial.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended June 30, 2025, our officers and directors took the following actions with respect to 10b5-1 trading plans:
On June 25, 2025, Russell Barton, our Chief Operating Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Barton, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 49,800 RSU awards granted to Mr. Barton as equity compensation, which sales may occur from January 7, 2026 to December 29, 2028.
On June 27, 2025, Daniel O’Connell, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. O’Connell, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 225,400 RSU awards granted to Mr. O’Connell as equity compensation, which sales may occur from January 8, 2026 to December 29, 2028.

On June 30, 2025, Matt Zuga, our Chief Financial Officer and Chief Business Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Zuga, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 66,800 RSU awards granted to Mr. Zuga as equity compensation, which sales may occur from January 7, 2026 to December 29, 2028.
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

10.1*	Collaboration, Option, and License Agreement by and between the Company and JCR Pharmaceuticals Co., Ltd., dated July 15, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACUMEN PHARMACEUTICALS, INC.

Date: August 12, 2025	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)