Form 10-Q
period 2025-09-30
Acumen Pharmaceuticals, Inc.
filed 2025-11-12
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had 60,573,425 shares of common stock, par value $0.0001 per share, outstanding.

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
•our ability to attract and retain key scientific, clinical and operational personnel;
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
•the impacts of governmental legislation and regulations, including adverse effects from the U.S. government shutdown;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,832	$35,627
Marketable securities, short-term	79,777	135,930
Prepaid expenses and other current assets	5,544	6,749
Total current assets	132,153	178,306
Marketable securities, long-term	9,443	59,968
Restricted cash	232	232
Other assets, long-term	393	486
Total assets	$142,221	$238,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$682	$5,648
Accrued clinical trial expenses	9,884	15,344
Accrued expenses and other current liabilities	7,792	6,615
Debt, short-term	3,598	—
Total current liabilities	21,956	27,607
Debt, long-term	27,053	29,419
Other liabilities, long-term	39	150
Total liabilities	49,048	57,176
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 60,573,425 and 60,094,083 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	514,382	506,985
Accumulated deficit	(421,324)	(325,127)
Accumulated other comprehensive income (loss)	109	(48)
Total stockholders’ equity	93,173	181,816
Total liabilities and stockholders’ equity	$142,221	$238,992
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$21,968	$27,247	$84,359	$59,229
General and administrative	4,545	5,018	14,274	15,191
Total operating expenses	26,513	32,265	98,633	74,420
Loss from operations	(26,513)	(32,265)	(98,633)	(74,420)
Other income (expense)
Interest income	1,639	3,504	6,125	11,325
Interest expense	(1,068)	(1,027)	(3,137)	(3,031)
Change in fair value of embedded derivatives	(440)	(10)	(290)	1,040
Other income (expense), net	(69)	33	(262)	(89)
Total other income	62	2,500	2,436	9,245
Net loss	(26,451)	(29,765)	(96,197)	(65,175)
Other comprehensive gain (loss)
Unrealized gain on marketable securities	86	682	157	206
Comprehensive loss	$(26,365)	$(29,083)	$(96,040)	$(64,969)
Net loss per common share, basic and diluted	$(0.44)	$(0.50)	$(1.59)	$(1.09)
Weighted-average shares outstanding, basic and diluted	60,573,425	60,079,778	60,557,668	59,990,844
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	60,573,425	$6	$511,921	$(394,873)	$23	$117,077
Unrealized gain on marketable securities	—	—	—	—	86	86
Stock-based compensation	—	—	2,461	—	—	2,461
Net loss	—	—	—	(26,451)	—	(26,451)
Balance as of September 30, 2025	60,573,425	$6	$514,382	$(421,324)	$109	$93,173
For the Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	60,079,778	$6	$502,313	$(258,208)	$(164)	$243,947
Unrealized gain on marketable securities	—	—	—	—	682	682
Stock-based compensation	—	—	2,338	—	—	2,338
Net loss	—	—	—	(29,765)	—	(29,765)
Balance as of September 30, 2024	60,079,778	$6	$504,651	$(287,973)	$518	$217,202
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	60,094,083	$6	$506,985	$(325,127)	$(48)	$181,816
Issuance of common stock for restricted stock units, net of shares withheld for taxes	446,756	—	(73)	—	—	(73)
Stock options exercised for cash	32,586	—	37	—	—	37
Unrealized gain on marketable securities	—	—	—	—	157	157
Stock-based compensation	—	—	7,433	—	—	7,433
Net loss	—	—	—	(96,197)	—	(96,197)
Balance as of September 30, 2025	60,573,425	$6	$514,382	$(421,324)	$109	$93,173
For the Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	101,071	—	(32)	—	—	(32)
Unrealized gain on marketable securities	—	—	—	—	206	206
Stock-based compensation	—	—	7,292	—	—	7,292
Net loss	—	—	—	(65,175)	—	(65,175)
Balance as of September 30, 2024	60,079,778	$6	$504,651	$(287,973)	$518	$217,202
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(96,197)	$(65,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	49
Stock-based compensation expense	7,433	7,292
Amortization of premiums and accretion of discounts on marketable securities, net	(919)	(4,599)
Change in fair value of embedded derivatives	290	(1,040)
Amortization of right-of-use asset	93	85
Realized gain on marketable securities	(17)	(97)
Noncash interest expense	942	823
Other noncash expense	—	230
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,205	(4,196)
Other long-term assets	42	51
Accounts payable	(4,966)	963
Accrued clinical trial expenses	(5,460)	8,130
Accrued expenses and other liabilities	1,066	(1,493)
Finance lease liability	—	(23)
Net cash used in operating activities	(96,442)	(59,000)
Cash flows from investing activities
Purchases of marketable securities	(38,056)	(155,631)
Proceeds from maturities and sales of marketable securities	145,827	174,011
Purchases of property and equipment	(88)	(16)
Net cash provided by investing activities	107,683	18,364
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	7,938
Proceeds from exercise of stock options	37	—
Payment for financing lease	—	(739)
Payments for deferred offering costs	—	(230)
Repurchase of common shares to pay employee withholding taxes	(73)	(32)
Net cash provided by (used in) financing activities	(36)	6,937
Net change in cash and cash equivalents and restricted cash	11,205	(33,699)
Cash and cash equivalents and restricted cash at the beginning of the period	35,859	67,119
Cash and cash equivalents and restricted cash at the end of the period	$47,064	$33,420
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,203	$2,235
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial. The Company completed enrollment in ALTITUDE-AD in March 2025 and expects to announce top-line results for ALTITUDE-AD in late 2026. This follows results from the Company’s Phase 1 INTERCEPT-AD clinical trial in “early AD” patients (patients with mild cognitive impairment or mild dementia due to AD) that were reported in July 2023. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AßOs. In addition, the Company is investigating a subcutaneous dosing option of sabirnetug, as well as a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBDTM) therapy for AD.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $421.3 million and $325.1 million, respectively, and working capital of $110.2 million and $150.7 million, respectively. Management believes that the Company has sufficient cash to continue operating activities for at least 12 months from the issuance of these condensed financial statements.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $46.4 million and $35.3 million in cash equivalents as of September 30, 2025 and December 31, 2024, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$46,832	$35,627
Restricted cash	232	232
Total cash, cash equivalents and restricted cash	$47,064	$35,859
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	September 30,
	2025	2024
Shares issuable upon exercise of stock options	12,521,864	10,374,371
Shares issuable upon conversion election for term loan facility	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	1,907,976	1,411,330
Total	16,148,751	13,504,612
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
Collaboration Agreements
The Company enters into collaboration agreements with companies to license intellectual property and may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with these agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. These commitments are not recorded on the Company’s balance sheet because the achievement and timing of these milestones are not fixed and determinable. When the achievement of these milestones or sales has occurred, the corresponding amounts are recognized in the Company’s financial statements.
Research and Development Costs
The Company has acquired licenses of intellectual property to develop and commercialize product candidates. Upfront payments that relate to licenses of intellectual property, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the licenses did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP and have no established alternative future use.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$79,703	$88	$(14)	$79,777
Total available-for-sale securities, short-term	79,703	88	(14)	79,777
Available-for-sale securities, long-term
Corporate debt securities	9,408	35	—	9,443
Total available-for-sale securities, long-term	9,408	35	—	9,443
Total available-for-sale securities	$89,111	$123	$(14)	$89,220

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$118,813	$128	$(8)	$118,933
Government and agency - U.S.	16,962	35	—	16,997
Total available-for-sale securities, short-term	135,775	163	(8)	135,930
Available-for-sale securities, long-term
Corporate debt securities	60,171	—	(203)	59,968
Total available-for-sale securities, long-term	60,171	—	(203)	59,968
Total available-for-sale securities	$195,946	$163	$(211)	$195,898
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

	September 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$28,500	$(11)	$4,989	$(3)	$33,489	$(14)
Government and agency - U.S.	—	—	—	—	—	—
Total	$28,500	$(11)	$4,989	$(3)	$33,489	$(14)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$73,952	$(211)	$2,515	$—	$76,467	$(211)
Total	$73,952	$(211)	$2,515	$—	$76,467	$(211)
As of September 30, 2025, the Company’s available-for-sale securities classified as short-term mature in one year or less and the Company’s available-for-sale securities classified as long-term mature within 15 months. As noted in the table above as of September 30, 2025, some of the Company’s available-for-sale marketable securities have been in an unrealized loss position for more than 12 months; however, the Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three and nine months ended September 30, 2025 and 2024. The Company recorded immaterial realized gains during the three and nine months ended September 30, 2025. The Company recorded realized gains of $0.1 million during the three and nine months ended September 30, 2024.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of September 30, 2025 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2025
Assets included in:
Cash and cash equivalents
Money market securities	$46,391	$—	$—	$46,391
Marketable securities
Corporate debt securities	—	89,220	—	89,220
Total fair value	$46,391	$89,220	$—	$135,611
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$1,260	$1,260
Total fair value	$—	$—	$1,260	$1,260

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
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2025 (in thousands):

Balance, December 31, 2024	$970
Change in fair value of embedded derivatives	290
Balance, September 30, 2025	$1,260

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,853	$30	$3,883
Prepaid insurance	703	—	703
Other receivables	379	—	379
Dues and subscriptions	339	—	339
Right-of-use asset	—	173	173
Property and equipment, net (1)	—	115	115
Other	270	75	345
Total	$5,544	$393	$5,937

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$4,841	$75	$4,916
Prepaid insurance	858	—	858
Other receivables	345	—	345
Dues and subscriptions	230	—	230
Right-of-use asset	—	266	266
Property and equipment, net (1)	—	73	73
Other	475	72	547
Total	$6,749	$486	$7,235
(1) As of both September 30, 2025 and December 31, 2024, accumulated depreciation totaled approximately $0.1 million.
Accrued expenses and other liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025
	Accrued Expenses and Other Current Liabilities	Other Long-Term Liabilities	Total Accrued Expenses and Other Liabilities
Research and development	$4,374	$—	$4,374
Compensation and other employee liabilities	2,679	—	2,679
Interest	241	—	241
Operating lease liability	146	39	185
Other	352	—	352
Total	$7,792	$39	$7,831

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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Outstanding debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	1,260	970
Unamortized debt discount	(2,244)	(3,186)
Total	$30,651	$29,419
Less: debt, short-term	3,598	—
Total debt, long-term	$27,053	$29,419
The following table provides the components of interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense based on the coupon interest rate of the outstanding debt	$739	$739	$2,195	$2,204
Accretion of debt discount	329	284	942	817
Total interest expense related to debt	$1,068	$1,023	$3,137	$3,021
For the three and nine months ended September 30, 2025, the effective interest rate for the Term Loan was 14.3% and 14.0%, respectively. For the three and nine months ended September 30, 2024, the effective interest rate for the Term Loan was 13.7% and 13.5%, respectively.
As of September 30, 2025, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of September 30, 2025, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock issued and outstanding is entitled to one vote.
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
During the nine months ended September 30, 2025, the Company did not sell any shares of common stock under the ATM. During the nine months ended September 30, 2024, the Company issued and sold 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million.
Restricted Stock Units
During the nine months ended September 30, 2025 and 2024, the Company issued 446,756 and 101,071 shares, respectively, of its common stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of common stock at an exercise price of $1.95 with a 10-year contractual term. This equity-classified warrant is outstanding as of September 30, 2025.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s Board of Directors (the “Board”) and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000 shares. Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of September 30, 2025, there were 3,135,340 options outstanding under the 2013 Plan.
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
As of September 30, 2025, a total of 17,673,425 shares were authorized for issuance under the 2021 Plan and 2,402,846 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense in the following expense categories of its condensed statements of operations for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$1,471	$1,436	$4,454	$4,678
Research and development	990	902	2,979	2,614
Total stock-based compensation	$2,461	$2,338	$7,433	$7,292

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the nine months ended September 30, 2025 and 2024 with the following weighted average assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.93% - 4.52%	3.81% - 5.10%
Expected term (in years)	1.0 - 6.0	0.9 - 6.1
Expected volatility	76% - 92%	92% - 103%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $1.25 per share and $2.93 per share, respectively.
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
The following table reflects summarized stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	10,656,129	$3.83
Granted	2,109,200	$1.63
Exercised	(32,586)	$1.13
Forfeited	(75,402)	$2.75
Expired	(135,477)	$4.22
Outstanding as of September 30, 2025	12,521,864	$3.47	7.2	$374
Vested and exercisable as of September 30, 2025	7,833,121	$3.64	6.3	$345
As of September 30, 2025, total unrecognized compensation costs related to unvested stock option awards were approximately $11.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
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
The following table reflects summarized RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,354,543	$4.46
Granted	1,066,950	$1.73
Vested	(485,867)	$4.57
Forfeited	(27,650)	$2.31
Unvested as of September 30, 2025	1,907,976	$2.93
As of September 30, 2025, total unrecognized compensation costs related to unvested RSUs were approximately $3.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2025, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 600,941 shares. As of September 30, 2025, there are a total of 2,370,029 shares authorized for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table presents selected financial information about the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses
Research and development
External costs	$16,257	$21,752	$67,243	$42,920
Internally managed costs (1)	4,720	4,586	14,129	13,674
General and administrative (2)	3,061	3,573	9,783	10,486
Other segment expenses (3)	2,475	2,354	7,478	7,340
Other income, net	(62)	(2,500)	(2,436)	(9,245)
Segment net loss	$26,451	$29,765	$96,197	$65,175

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
In July 2025, the Company entered into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd. (“JCR”) to develop an Aß oligomer-targeted Enhanced Brain Delivery (EBDTM) therapy for AD. Under the terms of the agreement, the Company paid JCR an upfront license payment, which was recognized as in-process research and development expense during the three months ended September 30, 2025. Additionally, if the Company exercises its exclusive option to develop up to two development candidates, JCR will be eligible to receive an option exercise payment of $9.25 million. JCR will also be eligible to receive future milestone payments of up to $40 million related to development, and up to $515 million related to sales, for a total of up to $555 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration.
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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach to target what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial. We completed enrollment in March 2025 and expect to announce top-line results for ALTITUDE-AD in late 2026. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. We plan to use the Integrated Alzheimer’s Disease Rating Scale at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic and pharmacodynamic modeling of our Phase 1 INTERCEPT-AD clinical trial of sabirnetug. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs. In July 2023, we announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
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
In addition, we are investigating a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBD™) therapy for AD.
In July 2025, we entered into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd., or JCR, to develop an Aß oligomer-targeted EBDTM therapy for AD. Under the terms of the agreement, in addition to an upfront license payment that we paid to JCR, if we exercise our exclusive option to develop up to two development candidates, JCR will be eligible for an option exercise payment of $9.25 million. Our option can be exercised when there is a preclinical candidate data package, inclusive of a non-human primate study, which is expected in early 2026. JCR will also be eligible to receive future milestone payments of up to $40 million related to development, and up to $515 million related to sales, for a total of up to $555 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens Acumen’s portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.
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
During the nine months ended September 30, 2025, no shares of common stock were issued under our at-the-market offering program, or the ATM. In January 2024, we issued 2,068,246 shares of our common stock under the ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $96.2 million and $65.2 million for the nine months ended September 30, 2025 and 2024, respectively. Approximately $84.4 million, or 88%, of the net loss for the nine months ended September 30, 2025 was due to research and development spending. As of September 30, 2025, we had an accumulated deficit of $421.3 million. Our net losses and cash flows from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of nonclinical studies, clinical trials and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical development, seek to expand our product candidate portfolio through developing additional product candidates, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
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
As of September 30, 2025, we had cash and cash equivalents and marketable securities of $136.1 million; included in this amount is the first tranche of $30.0 million that we received under our Loan Agreement, which was received on November 10, 2023. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs. See “Liquidity and Capital Resources.”

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
•consulting and professional fees related to research and development activities, including noncash stock-based compensation to non-employees;
•payments made pursuant to our license agreements;
•costs related to compliance with clinical regulatory requirements; and
•employee-related expenses, including salaries, benefits and noncash stock-based compensation expenses for our research and development personnel.
As we currently only have one product candidate, sabirnetug, in clinical development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 15% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase substantially in connection with our continued clinical development activities for sabirnetug.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including noncash stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, consulting, accounting, auditing, tax and patent services, investor and public relations, board of directors’ expenses, information technology, franchise taxes, rent, travel expenses and subscriptions.
We expect that our general and administrative expenses will remain consistent for the foreseeable future and may increase as our organization and headcount required in the future grows to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees incurred for outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to continue to incur significant expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses
Research and development	$21,968	$27,247	$(5,279)	(19)%
General and administrative	4,545	5,018	(473)	(9)%
Total operating expenses	26,513	32,265	(5,752)	(18)%
Loss from operations	(26,513)	(32,265)	5,752	18%
Other income (expense)
Interest income	1,639	3,504	(1,865)	(53)%
Interest expense	(1,068)	(1,027)	(41)	(4)%
Change in fair value of embedded derivatives	(440)	(10)	(430)	*
Other income (expense), net	(69)	33	(102)	*
Total other income	62	2,500	(2,438)	(98)%
Net loss	$(26,451)	$(29,765)	$3,314	(11)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $22.0 million and $27.2 million for the three months ended September 30, 2025 and 2024, respectively. The $5.2 million decrease was primarily due to a reduction of $4.4 million for CRO costs associated with the ALTITUDE-AD clinical trial, for which we completed enrollment in March 2025 following dosing of the first patient in May 2024. Additionally, we incurred reduced expenses of $2.5 million for license agreements and $0.6 million related to services provided by research and development consultants and contractors. Partially offsetting these decreased expenses were increases of $1.0 million for manufacturing and materials costs associated with our ALTITUDE-AD clinical trial, $0.7 million for other clinical trial expenses and $0.6 million for personnel-related costs.
General and Administrative Expenses
General and administrative expenses were $4.5 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively. The $0.5 million decrease was primarily due to reductions in legal fees of $0.2 million, audit and other accounting services expenses of $0.2 million and recruiting expenses of $0.1 million.
Other Income (Expense)
Other income was $0.1 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. The $2.4 million decrease was primarily attributable to a $1.9 million decrease in interest income on our portfolio of marketable securities due primarily to a lower average investment balance during the three months ended September 30, 2025 with the utilization of cash from investment maturities supporting our ongoing operating cash needs. Additionally, there were increased expenses associated with the change in fair value of our embedded derivatives related to our Loan Agreement of $0.4 million and other expense, net of $0.1 million.

Results of Operations
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses
Research and development	$84,359	$59,229	$25,130	42%
General and administrative	14,274	15,191	(917)	(6)%
Total operating expenses	98,633	74,420	24,213	33%
Loss from operations	(98,633)	(74,420)	(24,213)	(33)%
Other income (expense)
Interest income	6,125	11,325	(5,200)	(46)%
Interest expense	(3,137)	(3,031)	(106)	(3)%
Change in fair value of embedded derivatives	(290)	1,040	(1,330)	*
Other expense, net	(262)	(89)	(173)	*
Total other income	2,436	9,245	(6,809)	(74)%
Net loss	$(96,197)	$(65,175)	$(31,022)	(48)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $84.4 million and $59.2 million for the nine months ended September 30, 2025 and 2024, respectively. The $25.2 million increase was primarily due to a $20.5 million increase for manufacturing and materials mainly associated with our ALTITUDE-AD clinical trial, as well as a $7.1 million increase for total CRO costs driven mainly by increased investigator grant expenses for ALTITUDE-AD, for which we completed enrollment in March 2025 following dosing of the first patient in May 2024. Additionally, we incurred a $2.3 million increase for personnel-related costs, a $0.7 million increase for other research expenses, a $0.4 million increase for other clinical trial expenses, a $0.4 million increase for shipping, packaging and storage costs and other immaterial increases totaling approximately $0.4 million. These increased expenses were partially offset by decreases of $4.2 million for license agreement expenses, $1.5 million for costs related to services provided by research and development consultants and contractors and $0.9 million for clinical assay development.
General and Administrative Expenses
General and administrative expenses were $14.3 million and $15.2 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.9 million decrease was primarily due to reductions in recruiting expenses of $0.3 million, insurance expenses of $0.3 million, audit and other accounting services expenses of $0.2 million and $0.1 million for legal fees.
Other Income (Expense)
Other income was $2.4 million and $9.2 million for the nine months ended September 30, 2025 and 2024, respectively. The $6.8 million decrease was primarily attributable to a $5.2 million decrease in interest income on our portfolio of marketable securities due primarily to a lower average investment balance during the nine months ended September 30, 2025 with the utilization of cash from investment maturities supporting our ongoing operating cash needs. Additionally, there were increased expenses associated with the change in fair value of our embedded derivatives related to our Loan Agreement of $1.3 million and other expense, net of $0.2 million.

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
During the nine months ended September 30, 2025, no shares of common stock were issued under our ATM. In January 2024, we issued 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share.
As of September 30, 2025, we had cash and cash equivalents and marketable securities totaling $136.1 million. Our available-for-sale marketable securities mature within 15 months. Based on our current operating plan, we expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including based on our decision to initiate other clinical trials or programs.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(96,442)	$(59,000)
Net cash provided by investing activities	107,683	18,364
Net cash provided by (used in) financing activities	(36)	6,937
Net change in cash and cash equivalents	$11,205	$(33,699)
Operating Activities
Net cash used in operating activities increased by $37.4 million to $96.4 million for the nine months ended September 30, 2025 from $59.0 million for the nine months ended September 30, 2024. The $31.0 million increase in net loss for the nine months ended September 30, 2025, adjusted for a decrease in noncash income for amortization and accretion on marketable securities of $3.7 million and a decrease in the change in fair value of embedded derivatives of $1.3 million accounted for a $26.0 million increase in cash used in operating activities as compared to the nine months ended September 30, 2024. Working capital changes contributed $11.5 million of additional cash used in operations, including increases in cash used for accounts payable and accrued clinical trial expenses of $5.9 million and $13.6 million, respectively, which were partially offset by cash provided from prepaid expenses and other current assets of $5.4 million and $2.6 million from accrued expenses and other liabilities.
Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2025 of $107.7 million increased by $89.3 million from cash provided by investing activities of $18.4 million during the nine months ended September 30, 2024, primarily due to a decrease in purchases of marketable securities of $117.6 million, which was partially offset by a decrease in proceeds from maturities and sales of marketable securities of $28.2 million and a $0.1 million increase in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2025 decreased by $7.0 million from cash provided by financing activities of $6.9 million during the nine months ended September 30, 2024. Cash provided by financing activities during the nine months ended September 30, 2024 was primarily due to net proceeds of $7.9 million from the issuance of common stock under our ATM, partially offset by $0.7 million for payment under a finance lease agreement for certain computer equipment for our Phase 2 ALTITUDE-AD clinical trial and $0.2 million for payments related to deferred offering costs.
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
•our progress and success in investigating Enhanced Brain Delivery, or EBDTM, therapy for AD;
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
A description of our significant accounting policies is included in our Annual Report on Form 10-K. Please read the unaudited condensed financial statements and notes included in this Quarterly Report on Form 10-Q in conjunction with our audited financial statements and accompanying notes in our Annual Report on Form 10-K.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended September 30, 2025, our officers and directors took the following actions with respect to 10b5-1 trading plans:
On September 30, 2025, James Doherty, Ph.D., our President and Chief Development Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Doherty, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 62,200 RSU awards granted to Dr. Doherty as equity compensation, which sales may occur from January 7, 2026 to December 29, 2028.
On September 30, 2025, Amy Schacterle, Ph.D., our Chief Regulatory Officer and Head of Quality, entered into a Rule 10b5-1 trading plan that provides that Dr. Schacterle, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 8,800 RSU awards granted to Dr. Schacterle as equity compensation, which sales may occur from January 7, 2026 to December 29, 2028.

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

ACUMEN PHARMACEUTICALS, INC.

Date: November 12, 2025	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)