Form 10-K
period 2025-12-31
Acumen Pharmaceuticals, Inc.
filed 2026-03-26
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s second fiscal quarter, was $45.3 million.
The number of the registrant’s shares of common stock outstanding as of March 20, 2026 was 72,212,758.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of the shareholders, or the 2026 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize sabirnetug or any Aß oligomer-targeted Enhanced Brain Delivery, or EBD™, product candidates that we may develop pursuant to our collaboration with JCR Pharmaceuticals Co. Ltd., or JCR, subject to obtaining necessary regulatory approvals, and our ability to continue as a going concern;
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
•our plans relating to commercializing sabirnetug or any other product candidate that we may advance into clinical trials, subject to obtaining necessary regulatory approvals;
•our ability to attract and retain key scientific and clinical personnel;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•our reliance on third parties to conduct both preclinical trials related to the potential development of an Aß oligomer-targeted EBD™ therapy and clinical trials of sabirnetug, as well as any other product candidate we may develop, and to manufacture sabirnetug and any other product candidates we may develop for nonclinical studies and clinical trials;
•the success of competing therapies that are or may become available;
•our plans and ability to obtain or protect our intellectual property rights, including extensions of existing patent terms where available or the use of data market exclusivity to provide protection from generic or biosimilar versions of our product;
•the scope of protection we are able to establish and maintain for intellectual property rights covering sabirnetug, any other product candidates we may develop, and our technology;
•potential claims relating to our intellectual property;
•existing regulations and regulatory developments in the United States and other jurisdictions;
•our ability to obtain and maintain regulatory approval of sabirnetug, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•our plans relating to the further development and manufacturing of sabirnetug and any other product candidates we may develop, including additional therapeutic indications we may pursue;
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
•We will require substantial additional funding to finance our operations, complete the development and commercialization of sabirnetug for Alzheimer’s disease, or AD, and evaluate future product candidates, including any Aß oligomer-targeted EBD™ product candidates that we may develop pursuant to our collaboration with JCR. If we are unable to raise this funding when needed, we may be forced to delay, reduce or eliminate our drug development programs or other operations.
•Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report in our audited financial statements included in this Annual Report on Form 10-K. If we are unable to obtain sufficient funding, our business, results of operations, financial condition and prospects may be adversely affected and we may be unable to continue as a going concern.
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
•If we are unable to enter into a commercial collaboration or, alternatively, establish internal sales, marketing and distribution capabilities for sabirnetug or any other product candidate, including any Aß oligomer-targeted EBD product candidates that we may develop pursuant to our collaboration with JCR, that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
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

•If we are unable to obtain and maintain sufficient intellectual property protection for sabirnetug and any future product candidate, including any Aß oligomer-targeted EBD™ product candidates, as well as any other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidate, and other proprietary technologies if approved, may be adversely affected.
v

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Alzheimer’s disease is currently estimated to affect approximately seven million people in the United States and approximately 55 million people worldwide and was the sixth-leading cause of death among individuals aged 65 and older in 2022 in the United States. Due to the aging population, patient populations in the United States impacted by AD are expected to grow to approximately 13 million people by 2050 without effective preventative measures or safe and effective disease-modifying treatments. By 2050, healthcare costs for AD in the United States alone are estimated to near $1 trillion.
Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug (ACU193), in our Phase 2 ALTITUDE-AD clinical trial, and expect to announce top-line results in late 2026. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs, has demonstrated functional and protective effects in in vitro assays, and has demonstrated in vivo safety and pharmacologic activity in multiple animal species, including transgenic mouse models for AD, as well as in human AD patients in our Phase 1 INTERCEPT-AD clinical trial of sabirnetug, the results of which were announced in July 2023. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment, or MCI, or mild dementia due to AD. We plan to use the Integrated Alzheimer’s Disease Rating Scale at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic, or PK, and pharmacodynamic, or PD, modeling from our Phase 1 INTERCEPT-AD clinical trial of sabirnetug.
We completed our Phase 1 INTERCEPT-AD clinical trial of sabirnetug in the second quarter of 2023. This trial enrolled 65 participants with early AD, and 62 participants received at least one dose of study drug. INTERCEPT-AD was a U.S.-based, multi-center, randomized, double-blind, placebo-controlled clinical trial with overlapping single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts evaluating patients with early AD. The overall objective of the trial was to evaluate the safety and tolerability of sabirnetug administered intravenously, or IV, and to establish clinical proof of mechanism of sabirnetug. The primary trial endpoints were focused on safety and immunogenicity. An important safety measure was the use of magnetic resonance imaging, or MRI, to assess the presence or absence of amyloid-related imaging abnormalities, or ARIA. Secondary endpoints included pharmacokinetics in plasma and CSF and target engagement as evidenced by detection of sabirnetug bound to AßOs in CSF. Clinical scales typically used in AD trials as well as computerized cognitive testing and arterial spin labeling, or ASL, with MRI scans (which can be used to assess cerebral blood flow) were included as exploratory measures.
INTERCEPT-AD demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. Sabirnetug was well-tolerated throughout the SAD and MAD dose cohorts, with an overall rate of ARIA-E of 10.4%. The incidence of ARIA-E was dose dependent, with a rate of 7% for patients given 10 mg/kg or 25 mg/kg and 21% for patients given 60 mg/kg. An analysis of change in amyloid plaque load, as measured by positron emission tomography, or PET, Centiloids demonstrated a rapid, dose-related mean decrease at the higher dose levels studied. Statistically significant, dose-related central target engagement was observed as measured by sabirnetug-AßO complex, establishing the first target engagement assay developed that is specific to an AßO-targeting antibody. This assay also demonstrated near maximal target engagement for patients receiving 25 mg/kg every two weeks, or Q2W, or 60 mg/kg every four weeks, or Q4W. A number of downstream biomarkers in CSF specific to amyloid and tau pathology and synaptic injury showed improvement in the MAD cohorts, further supporting a drug effect of sabirnetug on Alzheimer’s pathology. These included effects of sabirnetug on p-tau181, which reflects damage to neurons and is known to be elevated in CSF of patients with AD, and effects of sabirnetug on neurogranin and vesicle-associated membrane protein 2, or VAMP2, which reflect damage to neuronal synapsis and are elevated in CSF of patients with AD.

In addition, we are investigating a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBD™) therapy for the treatment of AD. In March 2026, we announced certain preclinical data from EBD candidates, including in vitro, in vivo and non-human primate study results, supporting the advancement of the EBD program: (1) EBD candidates achieved 14-40x higher brain levels in non-human primates compared to native antibodies 24 hours after dosing; (2) hematology data in non-human primates indicated low potential for anemia, including that, at 24 hours after subcutaneous dosing, EBD candidates demonstrated no observed change in red blood cell count, hematocrit, hemoglobin or reticulocyte count; and (3) favorable stability profile and enhanced brain delivery support a path to subcutaneous administration with low-volume devices. Based on this data, an IND is targeted for mid-2027. In July 2025, we entered into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd., or JCR, to develop an Aß oligomer-targeted EBDTM therapy for AD. Under the terms of the agreement, in addition to an upfront license payment that we paid to JCR, if we exercise our exclusive option to develop up to two development candidates, JCR will be eligible for an option exercise payment of $9.25 million. Our option is expected to be exercised when we have selected or identified up to two preclinical candidates we would license and advance into IND-enabling activities. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens Acumen’s portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.
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
Though alternative hypotheses to the amyloid hypothesis have been proposed, e.g., that neurodegeneration is a consequence of another process such as infection, the field has now developed an understanding that three predominant pools of Aß species exist in vivo: Aß monomers (single Aß peptides), amyloid plaques (insoluble fibrillar Aß), and soluble AßOs (dimers up to 200-mers). Some experts in the field differentiate soluble AßO oligomers into globular structures or linear protofibrils. Linear soluble Aß protofibrils may elongate to form the insoluble fibrils that make up deposited amyloid plaques. Sabirnetug was developed to bind to globular AßOs rather than to Aß monomers, fibrils or deposited amyloid plaques. The more recent recognition of the direct toxicity of soluble AßOs to neurons is the central tenet of our therapeutic approach.
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
We are currently developing sabirnetug for IV administration Q4W for the treatment of early AD, and we have begun developing sabirnetug for subcutaneous administration as well. We believe that sabirnetug represents a differentiated approach from current and prior anti-Aß/plaque immunotherapies because it is highly selective for soluble toxic AßOs, which may increase the potential for greater efficacy. In our nonclinical studies using an enzyme-linked immunosorbent assay, or ELISA assay, we observed that sabirnetug has over 500-fold greater selectivity for AßOs compared to Aß monomers, and 87-fold greater selectivity for AßOs over Aß fibrils, and limited or no binding to amyloid plaques. In 2024, we completed a nonclinical study using Surface Plasmon Resonance, or SPR, technology, which demonstrated that sabirnetug has up to 8750-fold greater selectivity for AßOs than Aß monomers and compares favorably to other monoclonal antibodies recently approved by the FDA for the treatment of AD. In immunohistochemical studies of human AD brain tissue, sabirnetug appears to have limited binding to amyloid plaques. Sabirnetug has also demonstrated in vivo biochemical and behavioral activity in several AD mouse models, and safety toxicology studies in rats and monkeys provide acceptable margins for acute and chronic dosing in the clinic.
We believe that sabirnetug is the most advanced immunotherapy candidate in development that was designed to selectively target toxic AßOs. Sabirnetug has additional characteristics that make it a promising potential treatment for AD relative to other antibodies that lack selectivity for AßOs. Sabirnetug is designed to have reduced immune effector function signaling and to avoid binding to vascular amyloid plaques, which we expect will reduce the incidence of ARIA as compared to amyloid plaque-targeting immunotherapies approved and in development for AD. We expect to announce top-line results for ALTITUDE-AD, our Phase 2 clinical trial, in late 2026, following positive results from INTERCEPT-AD, a proof of mechanism Phase 1 clinical trial involving early AD patients, in July 2023. We also announced the results of a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in healthy volunteers in March 2025.
Clinical Development Plan
ALTITUDE-AD
As noted above, we expect to announce topline results of our Phase 2 clinical trial, ALTITUDE-AD, in late 2026. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug, with a total of 542 participants with MCI or mild dementia due to AD. We intend to use iADRS, a measurement of cognitive and functional decline, at 18 months as the primary outcome measure.

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
•PK results in CSF demonstrated statistically significant dose proportionality. Serum PK was dose-related without drug accumulation, and CSF PK was dose- and dose-regimen proportional. Levels of sabirnetug detected in CSF in all cohorts were in excess of endogenous levels of AßOs reported in CSF. Evidence of treatment emergent immunogenicity was observed; anti-drug antibodies were consistently low titer and there was no apparent effect on serum PK. These data support monthly dosing of sabirnetug.

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
Figure 4. Near maximal target engagement of AßOs observed in INTERCEPT-AD

Single & Multiple Dose Cohorts - Exposure Response Relationship (Emax Model)

ACU193-AβO Complex (AU/mL)
30
20
10
0
0
600
1200
1800
CSF [ACU193] (ng/mL)
SAD 2 mg/kg
SAD 10 mg/kg
SAD 25 mg/kg
SAD 60 mg/kg
MAD 10 mg/kg Q4W
MAD 25 mg/kg Q2W
MAD 60 mg/kg Q4W

Emax: 22.71 AU/mL Complex

EC50: 136 ng/mL sabirnetug

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
Nonclinical and Laboratory Data
In nonclinical studies, sabirnetug has demonstrated promising characteristics that indicate its potential to bind to AßOs as a possible therapeutic treatment of AD. Early studies showed that sabirnetug has high selectivity, with over 500-fold greater binding selectivity for AßOs compared to Aß monomers, 87-fold greater selectivity for AßOs over Aß fibrils, and limited or no binding to amyloid plaques. More recent SPR data demonstrated that sabirnetug has up to 8750-fold greater selectivity for AßOs over Aß monomers and compares favorably to other monoclonal antibodies recently approved by the FDA for the treatment of AD (Figure 6). Sabirnetug binds to a broad spectrum of small to large soluble AßOs. Additionally, sabirnetug has been shown to offer protection from synaptic toxicity by inhibiting binding of AßOs to primary hippocampal neurons. Sabirnetug has also demonstrated suitable in vivo pharmacology, target engagement, blood-brain barrier penetration and reduction of behavioral deficits in transgenic mouse studies. Lastly, Good Laboratory Practice, or GLP, toxicity studies conducted in two animal species supported the Phase 1 clinical trial. We believe these data, combined with our Phase 1 clinical trial results, indicate that sabirnetug has the potential to offer patients a reduction in cognitive decline.

Figure 6. Relative Selectivity for AßO versus Monomeric Aß Measured with SPR

Sabirnetug is more selective for AβOs than aducanumab or lecanemab

Sabirnetug vs Lecanemab and Aducanumab
Higher binding affinity
Affinity - K_D (M)
1×10^-5
1×10^-6
1×10^-7
1×10^-8
1×10^-9
1×10^-10
Aβ1-40 monomer
79.6x
222x
8750x
Aβ oligomers
Aducanumab
Lecanemab
Sabirnetug

Internal data, 2024

Note: Murine donanemab shows very low signals for Aβ oligomer binding compared to all other antibodies tested; therefore, it was not included in this comparison.

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
Pharmacokinetics and Pharmacodynamics
A study of PK in CSF was conducted in rhesus monkeys. An intrathecal catheter was implanted in the monkeys, and two doses at 20 mg/kg IV were administered. As shown in Figure 10, the concentrations of sabirnetug in CSF should provide adequate target engagement with dosing Q4W. This was recapitulated in our INTERCEPT-AD Phase 1 results, which demonstrated near-maximal target engagement of AßOs at both 25 mg/kg Q2W and 60 mg/kg Q4W.
Figure 10. Comparison of sabirnetug levels in rhesus CSF to CSF Levels of AßO in human AD patients
Following two doses of 20 mg/kg sabirnetug CSF concentrations were sufficient to provide target engagement at 28 days. An estimate of 1 fmole/mL for oligomer concentration is conservative given that it is based on AßOs consisting of trimers.
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
Combination Potential
While we believe sabirnetug, if successful, will likely be a foundational treatment for people with early AD, it also could be used as part of a combination treatment regimen, including with EBD technology. The pathology of AD is complex, and many experts in the field expect that combination therapy using disease-modifying drugs with different mechanisms of action, such as tau, immune modulation, glial cells such as microglia and astrocytes, and growth factors, will ultimately prove most successful, similar to cutting edge approaches used in oncology. In addition, because symptomatic treatments, such as memantine and cholinesterase inhibitors, affect neurotransmitter systems rather than the underlying AD pathology, we believe that they can be used together with disease-modifying treatments.
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
In September 2022, Eisai Co., Ltd., or Eisai, announced results from its Leqembi® (lecanemab) Phase 3 CLARITY-AD trial. Leqembi is a recombinant humanized IgG1 mAb directed against aggregated soluble (protofibrils) and insoluble (plaque) forms of Aß. In CLARITY-AD, Leqembi demonstrated highly statistically significant effects on primary and secondary clinical measures (including a 27% slowing of cognitive decline as measured by CDR-SB) and a lower rate of ARIA-E (12.6%) than observed for aducanumab in the Phase 3 EMERGE and ENGAGE studies. In January 2023, the FDA granted approval for Leqembi under the AAP based on results of its Phase 2 clinical trial. In July 2023, the FDA approved the supplemental Biologics License Application, or BLA, supporting the approval of Leqembi. Also in July 2023, CMS announced it would cover Leqembi when a physician and care team participates in a CMS-facilitated registry. While this approval and coverage determination are encouraging developments, the need for additional options for AD treatment and prevention becomes more urgent with each passing year, and we believe that our novel approach can potentially help address this pressing need. In August 2025, the FDA approved once-weekly subcutaneous maintenance dosing of Leqembi in patients with early AD following an 18-month intravenous induction period. Moreover, in January 2026, Eisai and Biogen announced that the FDA granted priority review for a subcutaneous starting dose of Leqembi with a Prescription Drug User Fee Act date of May 24, 2026.
In January 2023, the FDA issued a complete response letter, or CRL, to Eli Lilly and Company, or Eli Lilly, for the accelerated approval submission of donanemab. In May 2023, Eli Lilly announced results from its donanemab Phase 3 TRAILBLAZER-ALZ 2 trial. Donanemab is an IgG1 mAb that specifically targets deposited amyloid plaque. In the TRAILBLAZER-ALZ 2 trial, donanemab demonstrated highly statistically significant effects on primary and secondary clinical measures (including a 29% slowing of cognitive decline, as measured by CDR-SB in its high and intermediate tau patient group) with a higher rate of ARIA-E (24%) among all donanemab-treated patients when compared to Leqembi. In July 2024, the FDA approved Kisunla® (donanemab) for the treatment of early AD, and in July 2025, due to the results of the TRAILBLAZER-ALZ 6 study, a modified titration schedule for donanemab was approved and the label was updated, indicating an incidence of ARIA of 14% among donanemab-treated patients by week 24.
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
Other companies known to be developing therapies with Aß-, AßO- and amyloid plaque-related targets include AbbVie Inc., or Abbvie, Alector, Inc., or Alector, Alnylam Pharmaceuticals, Inc., AltPep Corporation, Alzheon, Inc., Alzinova AB, BioArctic AB, Biogen, Bristol-Myers Squibb Company, Cognition Therapeutics, Inc., Denali Therapeutics, Inc., or Denali, Eisai, Eli Lilly, Grifols, S.A., Korsana Biosciences, Inc., Neurimmune AG, Priavoid GmbH, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, Inc., its wholly-owned subsidiary), or Roche, and Wavebreak Therapeutics, Inc. Additionally, sabirnetug, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie, AC Immune SA, Alector, Anavex Life Sciences Corp., Annovis Bio, Inc., Biogen, Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Denali, Eisai, Johnson & Johnson (including Janssen Inc., its wholly-owned subsidiary), H. Lundbeck A/S, Lighthouse Pharmaceuticals, Inc., Roche and Takeda Pharmaceutical Co. Ltd.
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
JCR License Agreement
In July 2025, we entered into a collaboration, option and license agreement with JCR to develop an Aß oligomer-targeted EBDTM therapy for the treatment of AD. Under the terms of the agreement, in addition to an upfront license payment that we paid to JCR, if we exercise our exclusive option to develop up to two development candidates, JCR will be eligible for an option exercise payment of $9.25 million. Our option is expected to be exercised when we have selected or identified up to two preclinical candidates we would license and advance into IND-enabling activities. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens Acumen’s portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.

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
•the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable to Medicare or a state health program, unless an exception applies;
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
Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. To obtain or maintain coverage and reimbursement for any approved drug product, a pharmaceutical manufacturer may need to conduct expensive pharmacoeconomic studies or otherwise provide evidence to demonstrate the medical necessity and cost-effectiveness of a product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, the payors may not cover the product or, if they do, the level of payment may not be sufficient to allow sale of a product at a profit.
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
Beyond the ACA, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs scheduled to take effect in 2026). The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Additionally, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap, and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.
More recently, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government offering pharmaceutical direct-to-consumer channels has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.
Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, such as the elimination of certain subsidies, will increase the number of uninsured. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.
Other recent government actions may also affect prices or payments for prescription drugs. For example, the current presidential administration’s recently announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
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
As of March 25, 2026, we had 61 employees, 60 of which were full time. Of our 61 employees, 40 were engaged in research and development and 21 were engaged in general and administrative functions. We also utilized consultants in various roles related to research and development and general and administrative functions. We believe our employee relations are good.
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
We are a clinical-stage biopharmaceutical company with a limited operating history developing a novel disease-modifying approach targeting what we believe to be a key underlying cause of Alzheimer’s disease, or AD. We were incorporated in 1996 and were party to an exclusive license and research collaboration with Merck & Co., Inc., or Merck, in 2003. Although we acquired the exclusive rights to sabirnetug from Merck in 2011, following Merck’s strategic decision to focus its AD development efforts on a different product candidate, we did not recommence meaningful operations until we completed our first institutional fundraising in 2018. As a result, we have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We received authorization of our Investigational New Drug application, or IND, for our sole product candidate, sabirnetug, and initiated our Phase 1 clinical trial in the second quarter of 2021. In October 2021, we announced the initial dosing of the first patient in the INTERCEPT-AD trial and in February 2023 we announced the completion of enrollment. We announced topline data from INTERCEPT-AD in July 2023. We initiated our Phase 2 clinical trial, ALTITUDE-AD, in May 2024, completed enrollment in March 2025 and expect to announce top-line results in late 2026. We also conducted a Phase 1 clinical trial investigating a subcutaneous dosing option of sabirnetug in mid-2024 and announced results in March 2025. In addition, we announced a collaboration with JCR Pharmaceuticals Co. Ltd., or JCR, in July 2025, pursuant to which we are conducting preclinical studies, in coordination with JCR, to assess a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBD™) therapy for the treatment of AD. We have previously experienced delays in site activation and enrollment with respect to our INTERCEPT-AD clinical trial, and cannot assure you that we will not experience additional delays in site activation or enrollment in our future clinical trials. To date, we have not yet initiated a pivotal trial, obtained marketing approval for any product candidate, manufactured a commercial scale product candidate, arranged for a third party to do so on our behalf or conducted sales or marketing activities necessary for successful product candidate commercialization. Our short operating history makes any assessment of our future success and viability subject to significant uncertainty. We will likely encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.
We have no product candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.
We have no product candidates approved for sale, have never generated any revenue from product sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2025 and 2024, our net losses were $121.3 million and $102.3 million, respectively. As of December 31, 2025, we had an accumulated deficit of $446.5 million.
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
We will require substantial additional funding to finance our operations, complete the development and commercialization of sabirnetug for AD and evaluate future product candidates, including any Aß oligomer-targeted EBD™ product candidates we may develop pursuant to our collaboration with JCR. If we are unable to raise additional funding when needed, we may be forced to delay, reduce or eliminate our drug development programs or other operations.
To date, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development, conduct clinical trials of, and seek marketing approval for, sabirnetug and any future product candidates we may develop. Developing sabirnetug and conducting clinical trials for the treatment of AD and any other product candidates or indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for sabirnetug or any future product candidates, we expect to incur significant commercialization expenses related to the commercialization of the product, whether we are commercializing alone or with a collaborator. Further, we expect to incur significant expenses associated with operating as a public company.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2025, we had $54.0 million in cash and cash equivalents and $62.9 million in marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2027. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than anticipated if we choose to expand more rapidly than we presently anticipate.
The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:
•the progress, costs, timing and results of ALTITUDE-AD and other potential clinical trials of sabirnetug and/or preclinical trials related to the potential development of an Aß oligomer-targeted EBDTM therapy, or for any potential additional indications that we may pursue beyond AD;
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
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.
The report from our independent registered public accounting firm for the year ended December 31, 2025 includes an explanatory paragraph stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date of issuance of the financial statements included in this Annual Report on Form 10-K and we will need to obtain additional funding. See Note 1 to our financial statements appearing elsewhere in our Annual Report on Form 10-K for additional information on our assessment.
If we are unable to obtain sufficient funding to support our current operating plan, we may be forced to delay or reduce the scope of our product development programs, reduce our research and development costs, limit or cease our operations; our business, results of operations, financial condition and prospects may be adversely affected; and we may be unable to continue as a going concern. Our cash forecast contains estimates and assumptions related to our ongoing clinical trial and other research and development expenses, and we cannot predict the amount or timing of all expenditures with certainty. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period we anticipate.
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
We are early in our development efforts. To date, we have invested substantially all of our efforts and financial resources in the research and development and clinical trials of sabirnetug, which is currently our only product candidate. Before seeking marketing approval from regulatory authorities for the sale of sabirnetug, or any other product candidate we may develop, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any product candidate before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that sabirnetug will be successful in clinical trials. Further, sabirnetug may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for sabirnetug, we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of sabirnetug by us or by one or more of our partners. The clinical and commercial success of sabirnetug will depend on a number of factors, including the following:
•successful completion of ALTITUDE-AD and other clinical trials of sabirnetug;
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
•whether we are required by the FDA, EMA or other regulatory authorities to conduct additional clinical trials prior to the approval to market sabirnetug and whether the FDA, EMA or other regulatory authorities may disagree with the number, design, endpoints, size, conduct, implementation or other aspects of our clinical trials;
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
Our future success is highly dependent on the successful development of sabirnetug for treating AD. The development and, if approved, commercialization of sabirnetug subjects us to a number of challenges, including ensuring that we select an effective dose and delivery mechanism of sabirnetug, executing appropriate clinical trials to test for safety and efficacy and obtaining regulatory approval from the FDA and other regulatory authorities. We cannot be sure that sabirnetug, or any other product candidate we develop, will ultimately prove to be safe and effective, scalable or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, the willingness of physicians to prescribe novel treatments.

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
In addition, although we have received important feedback on the design of ALTITUDE-AD from the FDA, we have had limited interactions with the FDA overall; similarly, based on regulatory feedback from the EMA and to enhance the probability that the EMA will consider our Phase 2 clinical trial a registration-eligible clinical trial for sabirnetug, we amended the ALTITUDE-AD protocol in 2024 to change from a Phase 2/3 clinical trial to a Phase 2 standalone clinical trial. However, we cannot be certain how many clinical trials of sabirnetug will be required or how such trials will be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of a BLA or request for marketing authorization and approval of sabirnetug or any other product candidate. We may require more time and incur greater costs than our competitors and we may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing sabirnetug or any future product candidates we may develop, and failure to successfully complete any of these activities in a timely manner could have a material adverse impact on our business and financial performance.
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
•occurrence of serious adverse events in trials of the same class of agents conducted by other companies; and
•the policies, regulations, and guidelines of the FDA, EMA or other comparable foreign regulatory authorities regarding the development, approval and marketing of biologics may significantly change, which may hinder our development or commercialization of sabirnetug or future product candidates.
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
Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Throughout 2022, we experienced delays in clinical site initiation and patient enrollment that we believe were principally related to the effects of the COVID-19 pandemic. Although those enrollment delays were resolved, including through the addition of new clinical trial sites, and we did not experience enrollment delays with respect to our ALTITUDE-AD clinical trial, we may experience other enrollment delays in the future. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
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
We may in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to current good clinical practice, or cGCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any other comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or authorization for commercialization in the applicable jurisdiction.
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
We face uncertainty regarding the potential for changes in the regulatory environment applicable to biopharmaceutical companies in the United States. While many of the current presidential administration’s policies appear to be focused on deregulation, the administration and federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development and commercialization of sabirnetug or any future product candidates we may develop. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, the current presidential administration has undertaken significant efforts to reduce the size and spending of the federal government, including through significant staff reductions of federal employees, which have impacted the FDA’s workforce and may impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how future executive actions that may be taken under the current presidential administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

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
If we are unable to enter into a commercial collaboration or, alternatively, establish internal sales, marketing and distribution capabilities for sabirnetug or any other product candidate, including any Aß oligomer-targeted EBD™ product candidates we may develop pursuant to our collaboration with JCR, that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.
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
Our projections of the number of people who have AD, as well as the subset of people with AD who have the potential to benefit from treatment with sabirnetug, are estimates based on our knowledge and understanding of the disease. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of the disease or narrow the universe of patients who would be expected to potentially benefit for treatment with sabirnetug, if approved. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain approval for sabirnetug, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of sabirnetug.
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
If approved, sabirnetug will compete with therapies currently approved for the treatment of AD, which have primarily been developed to treat the symptoms of AD rather than the underlying cause of the disease, such as memantine and cholinesterase inhibitors. Sabirnetug may also compete with one or more potentially disease-modifying therapeutics that target Aß or amyloid plaques, including Eisai Co., Ltd.’s, or Eisai’s, Leqembi (lecanemab), which was given full approval by the FDA in July 2023. Also in July 2023, Centers for Medicare and Medicaid Services, or CMS, announced it would cover Leqembi when a physician and care team participates in a CMS-facilitated registry. In August 2025, the FDA approved once-weekly subcutaneous maintenance dosing of Leqembi in patients with early AD following an 18-month intravenous induction period. Moreover, in January 2026, Eisai and Biogen Inc., or Biogen, announced that the FDA granted priority review for a subcutaneous starting dose of Leqembi with a Prescription Drug User Fee Act date of May 24, 2026. The FDA issued a complete response letter to Eli Lilly and Company, or Eli Lilly, in January 2023 for the accelerated approval submission of donanemab. In May 2023, Eli Lilly announced results from its donanemab Phase 3 TRAILBLAZER-ALZ 2 trial. In July 2024, the FDA approved donanemab.
Other companies known to be developing therapies with Aß-, AßO-, and amyloid plaque-related targets include AbbVie Inc., or Abbvie, Alector, Inc., or Alector, Alnylam Pharmaceuticals, Inc., AltPep Corporation, Alzheon, Inc., Alzinova AB, BioArctic AB, Biogen, Bristol-Myers Squibb Company, Cognition Therapeutics, Inc., Denali Therapeutics, Inc., or Denali, Eisai, Eli Lilly, Grifols, S.A., Korsana Biosciences, Inc., Neurimmune AG, Priavoid GmbH, ProMIS Neurosciences, Inc., Prothena Biosciences, Inc., Roche Holding AG (including Genentech, Inc., its wholly-owned subsidiary), or Roche, and Wavebreak Therapeutics, Inc. Additionally, sabirnetug, if approved, may also compete with other potential therapies intended to address underlying causes of AD that are being developed by several companies, including AbbVie, AC Immune SA, Alector, Anavex Life Sciences Corp., Annovis Bio, Inc., Biogen, Biohaven Pharmaceuticals, Inc., Cassava Sciences, Inc., Denali, Eisai, Johnson & Johnson (including Janssen Inc., its wholly-owned subsidiary), H. Lundbeck A/S, Lighthouse Pharmaceuticals, Inc., Roche, and Takeda Pharmaceutical Co. Ltd.
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
Congress has also enacted the Protecting Americans’ Data from Foreign Adversaries Act of 2024, which establishes new restrictions on transfers of certain personally identifiable sensitive data to foreign adversary countries and entities controlled by a foreign adversary. Similarly, U.S. Department of Justice “Data Security Program” regulations issued pursuant to Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” may restrict, and in some cases prohibits, data transfers involving countries of concern or covered persons, including the People’s Republic of China (including Hong Kong and Macau), Russia, Iran, North Korea, Cuba and Venezuela that involve certain U.S. government-related data and bulk human ’omic, geolocation, biometric, health, financial, and other sensitive personal data. The Data Security Program applies even to data that have been de-identified, anonymized or encrypted. Entities organized under the laws of the United States as well as U.S. persons are restricted in their ability to provide access to such data to such countries as well as “covered persons” that have certain nexuses to such countries, and they are also required to prohibit foreign parties from making an “onward transfer” of such data to countries of concern and covered persons. These restrictions may inhibit or preclude our ability to fully realize the value of such data, to use such data effectively or efficiently, or to engage in some data transactions that would otherwise be available to entities not subject to the Data Security Program.
In addition, states are adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. Approximately 20 states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws may increase the cost and complexity of operating our business and could increase our exposure to liability. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.
Outside of the United States, data protection and information security laws, including the E.U. General Data Protection Regulation, or the EU GDPR, which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), or the UK GDPR, also apply to certain of our operations. The EU GDPR and the UK GDPR impose, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data of individuals within the EU and UK, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Companies that must comply with the EU GDPR and the

UK GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (or £17.5 million under the UK GDPR) or 4% of the annual global revenues of the noncompliant company, whichever is greater. The EU GDPR and UK GDPR also impose additional restrictions and obligations in relation to the processing of sensitive categories of personal data, including health data. Moreover, on June 19, 2025 the UK’s Data (Use and Access) Act took effect, which introduces certain amendments to the data protection regime in the UK, and therefore creates divergences between the EU and UK. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with applicable data protection laws and regulations could result in government investigations and/or enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our business, financial condition and results of operations.
Although we work to comply with applicable laws and regulations relating to data privacy and security, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Monitoring, preparing for and complying with the array of privacy and security legal regimes to which we are subject also requires us to devote significant resources, including, without limitation, financial and time-related resources. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Combined with the frequency with which new privacy and security laws are introduced globally, this means that we may be required to make changes to our operations or practices in an effort to comply with them. Such changes may increase our operating costs. We may also face inconsistent legal requirements across the various jurisdictions in which we operate, further raising both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
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
We engage, and intend to continue to engage, CROs and other third parties to conduct our nonclinical studies and clinical trials, including ALTITUDE-AD and any future clinical trials of sabirnetug we may pursue, and to monitor and manage data. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, in the future. Any of these third parties may terminate their engagements with us in accordance with the applicable contract, whether in the event of an uncured material breach or at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing wars in Ukraine and Iran and the Israel-Hamas war, or natural disasters, including earthquakes, volcanoes, typhoons, pandemics, epidemics, floods, hurricanes and fires.
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for sabirnetug and any future product candidates, including any Aß oligomer-targeted EBD™ product candidates, as well as any other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidate, and other proprietary technologies if approved, may be adversely affected.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute or maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into a non-disclosure and confidentiality agreement with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection for such output. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Further, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all.

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
Presently we have intellectual property rights to our product candidate sabirnetug through a license from Merck. We also have an intellectual property license through a license with Northwestern University, or Northwestern, and, if this agreement remains in place, we could be required to pay low single digit royalties to Northwestern in the future. We entered into a single product license agreement with Lonza Sales AG, or Lonza, on November 2, 2022, for non-exclusive access to Lonza’s glutamine synthetase gene expression system known as the GS System®, to use, develop and manufacture sabirnetug. Additionally, we entered into a non-exclusive collaboration and license agreement with Halozyme in November 2023 with respect to the development of a subcutaneous formulation of sabirnetug, and we entered into a collaboration, option and license agreement with JCR in July 2025 to develop an Aß oligomer-targeted EBD™ therapy for AD. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidate may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidate. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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
•the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable to Medicare or a state health program, unless an exception applies;
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
Beyond the ACA, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs scheduled to take effect in 2026). The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Additionally, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap, and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.
More recently, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government offering pharmaceutical direct-to-consumer channels has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.
Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of healthcare benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, such as the elimination of certain subsidies, will increase the number of uninsured.
Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.
Other recent government actions may also affect prices or payments for prescription drugs. For example, the current presidential administration’s recently announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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
Such changes would likely require substantial time and impose significant costs or could reduce the potential commercial value of sabirnetug or other product candidates, which could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory authorizations or approvals for any other products would harm our business, financial condition and results of operations.
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
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely (including our vendors, contractors and other third-party partners who process information on our behalf or have access to our systems), are vulnerable to damage from computer viruses, malware, ransomware, phishing attacks and other forms of social engineering, denial-of-service attacks, business email compromise, third-party or employee theft or misuse and other negligent actions, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions, security incidents, disruptions, and persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims (including class claims) and liability, substantial remediation costs, regulatory enforcement, liability under data protection laws, additional reporting requirements and damage to our reputation, and the further development of our product candidates could be delayed. Further, we cannot be sure that insurance will continue to be available to us on commercially reasonable terms (if at all), or that any insurer will not deny coverage as to any future claim.

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
The process of building our accounting and financial functions and systems has required and will continue to require significant additional professional fees, internal costs and management efforts. For example, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff to maintain effective internal control over financial reporting. We currently rely on consultants or external service providers to assist with our financial reporting and certain technical aspects thereof, and to provide services related to our finance function to supplement our internal staff, including with respect to our account reconciliations, and the evaluation and documentation of our system of internal controls functions. Any disruptions or difficulties in maintaining or expanding our internal financial staff or the services provided by outside consultants or financial service providers, or in implementing or using our accounting and financial functions and infrastructure, could adversely affect our system of internal controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on Nasdaq, an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all. A less active or inactive market may also impair our ability to raise capital to continue to fund our operations by selling our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price may be volatile. From July 1, 2021, the date our stock began trading on Nasdaq, through March 20, 2026, our stock price fluctuated from a low of $0.86 to a high of $26.98. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the timing or effect of such sales on the market price of our common stock.
In March 2026, we entered into a securities purchase agreement with certain institutional and accredited investors, including certain holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 10,833,331 shares of common stock. Pursuant to the securities purchase agreement, we are obligated to register for resale the 10,833,331 shares of common stock sold in the private placement. If these additional shares of common stock are resold, or if it is perceived that they will be resold in the public market, the trading price of our common stock could decline.
We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering 19,461,572 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans and plan to file additional registration statements on Form S-8 for additional shares of common stock issuable under our equity incentive plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award and the restrictions of Rule 144 in the case of our affiliates.
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
Our management team may use our cash and cash equivalents in ways in which you may not agree or in ways which may not yield a return.
Our management has broad discretion over the use of our cash and cash equivalents. You will not have the opportunity to influence our decisions on how to use our cash and cash equivalents and will need to rely on our judgment with respect to the use of our cash and cash equivalents. The failure by our management to apply our cash and cash equivalents effectively could adversely affect our ability to continue maintaining and expanding our business.
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
We have generated net operating loss, or NOL, carryforwards during our history, we expect to continue to generate significant NOL carryforwards for the foreseeable future, and we may not achieve profitability prior to the time that certain of our NOL carryforwards expire. As of December 31, 2025, we had federal and state NOL carryforwards of $211.2 million and $96.5 million, respectively. Of the total federal NOLs of $211.2 million, $6.5 million will begin expiring in the year 2028 as will the state NOLs if not utilized. The remaining $204.7 million of federal NOL carryforwards as of December 31, 2025 do not expire due to the enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, although are limited to 80% of taxable income annually. Our NOL carryforwards are subject to review and possible adjustment by U.S. and state tax authorities. Our NOL carryforwards could expire unused or be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 may only be carried forward for 20 taxable years under applicable U.S. federal tax law. Federal NOL carryforwards generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of current year taxable income. Similar rules may apply under state tax laws.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs or if the FDA’s workforce is reduced further, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If a prolonged government shutdown occurs, if the U.S. government takes certain personnel actions, or if global health concerns prevent the FDA or other comparable regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Further, a severe or prolonged economic downturn, including a recession or depression resulting from the national or international events or political disruption, such as the ongoing conflict between Russia and Ukraine, the recent military actions involving Iran or the Israel-Hamas war, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.
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
Item 2. Properties.
Our corporate headquarters are located in Newton, Massachusetts, where we lease approximately 3,758 square feet of office space pursuant to a 38-month lease, which commenced in October 2023. We also lease a small office in Towson, Maryland pursuant to a 12-month lease, which commenced in January 2026, and a small office in Charlottesville, Virginia, which is leased on a month-to-month basis. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
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
Holders of Record
As of March 20, 2026, we had 70 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, our loan and security agreement with K2HV currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Going Concern.”
Equity Compensation Plans
The information required by this item will be set forth in our 2026 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial, and expect to announce top-line results in late 2026. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. We plan to use the Integrated Alzheimer’s Disease Rating Scale at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic and pharmacodynamic modeling of our Phase 1 INTERCEPT-AD clinical trial of sabirnetug. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs. In July 2023, we announced topline results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
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
In addition, we are investigating a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBD™) therapy for AD. In March 2026, we announced certain preclinical data from EBD candidates, including in vitro, in vivo and non-human primate study results, supporting the advancement of the EBD program: (1) EBD candidates achieved 14-40x higher brain levels in non-human primates compared to native antibodies 24 hours after dosing; (2) hematology data in non-human primates indicated low potential for anemia, including that, at 24 hours after subcutaneous dosing, EBD candidates demonstrated no observed change in red blood cell count, hematocrit, hemoglobin or reticulocyte count; and (3) favorable stability profile and enhanced brain delivery support a path to subcutaneous administration with low-volume devices. Based on this data, an IND is targeted for mid-2027. In July 2025, we entered into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd., or JCR, to develop an Aß oligomer-targeted EBDTM therapy for the treatment of AD. Under the terms of the agreement, in addition to an upfront license payment that we paid to JCR, if we exercise our exclusive option to develop up to two development candidates, JCR will be eligible for an option exercise payment of $9.25 million. Our option is expected to be exercised when we have selected or identified up to two preclinical candidates we would license and advance into IND-enabling activities. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens Acumen’s portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.

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
On March 13, 2026, we entered into a securities purchase agreement with certain institutional and accredited investors for a private placement, or the Private Placement, of 10,833,331 shares of our common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.75 million, before deducting applicable fees and expenses. We intend to use the net proceeds from the Private Placement to primarily support our EBD program, including ongoing preclinical development work to support the nomination of a lead clinical candidate molecule, and for working capital and other general corporate purposes.
During the year ended December 31, 2025, no shares of our common stock were issued under our at-the-market offering program, or the ATM. In January 2024, we issued 2,068,246 shares of our common stock under our ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $121.3 million and $102.3 million for the years ended December 31, 2025 and 2024, respectively. Approximately $104.9 million, or 86%, of the net loss for the year ended December 31, 2025 was due to research and development spending. As of December 31, 2025, we had an accumulated deficit of $446.5 million and cash and cash equivalents and marketable securities of $116.9 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical development, seek to expand our product candidate portfolio through developing additional product candidates, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. In addition, global economic conditions may impact our ability to raise additional funds, and we may be impacted by disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, tariff policy and geopolitical tensions between the United States and foreign countries, rising inflation and supply disruptions, the ongoing conflicts between Russia and Ukraine, the recent military actions involving Iran, and the Israel-Hamas war and related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, we expect that our current balance of cash and cash equivalents and marketable securities will fund our operations into early 2027, but we believe it will not be enough to fund our operations for at least 12 months from the date of issuance of our financial statements included in this Annual Report on Form 10-K. Our cash forecast contains estimates and assumptions related to our ongoing clinical trial and other research and development expenses, and we cannot predict the amount or timing of all expenditures with certainty. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern. See “Liquidity, Capital Resources and Going Concern.”
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
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related expenses, including noncash stock-based compensation costs, as well as business insurance, management and business consultants and other related costs. General and administrative expenses also include professional fees for legal, consulting, accounting, auditing, tax, patent services, investor and public relations, board of directors’ expenses, information technology, franchise taxes, rent, travel expenses and subscriptions.

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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Operating expenses
Research and development	$104,885	$93,798	$11,087	12%
General and administrative	18,947	20,219	(1,272)	(6)%
Total operating expenses	123,832	114,017	9,815	9%
Loss from operations	(123,832)	(114,017)	(9,815)	9%
Other income (expense)
Interest income	7,447	14,317	(6,870)	(48)%
Interest expense	(4,224)	(4,068)	(156)	4%
Change in fair value of embedded derivatives	(460)	1,590	(2,050)	*
Other expense, net	(266)	(151)	(115)	76%
Total other income	2,497	11,688	(9,191)	(79)%
Net loss	$(121,335)	$(102,329)	$(19,006)	19%
*Not meaningful
Research and Development Expenses
Research and development expenses were $104.9 million and $93.8 million for the years ended December 31, 2025 and 2024, respectively. The $11.1 million increase was primarily due to a $15.9 million increase for manufacturing and materials mainly associated with our ALTITUDE-AD clinical trial. Additionally, we incurred a $2.6 million increase for personnel-related costs, including share-based compensation expense, a $1.1 million increase for other research expenses including EBD research, a $0.6 million increase for shipping, packaging and storage costs, a $0.4 million increase for other clinical trial costs and $0.3 million for other expenses such as insurance and software. These increased expenses were partially offset by a decrease of $4.7 million for license agreement expense, a $2.3 million decrease in CRO costs associated with our ALTITUDE-AD clinical trial mainly due to pass through costs, a $1.6 million decrease related to services provided by research and development contractors and consultants and a $1.2 million decrease in clinical assay development work.
General and Administrative Expenses
General and administrative expenses were $18.9 million and $20.2 million for the years ended December 31, 2025 and 2024, respectively. The $1.3 million decrease was primarily due to $0.6 million for recruiting expense, $0.4 million for corporate insurance expense and $0.3 million for consulting costs.
Other Income (Expense)
Other income decreased by $9.2 million to $2.5 million for the year ended December 31, 2025 from $11.7 million for the year ended December 31, 2024. The decrease was primarily attributable to a $6.9 million decrease in interest income on our portfolio of marketable securities due to a lower average investment balance in marketable securities during the year ended December 31, 2025. Additionally, there were increased expenses associated with the change in fair value of our embedded derivatives related to our Loan Agreement of $2.1 million. These decreases in other income were partially offset by an increase in interest expense of $0.2 million related to our Loan Agreement and other expense, net of $0.1 million.
Liquidity, Capital Resources and Going Concern
We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources other than grant revenue and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.
Our operations have been financed primarily by net proceeds from the sale and issuance of our common stock and convertible preferred stock, net proceeds from our initial and subsequent public offering, the Private Placement and from sales of shares of our common stock under our ATM, borrowings under the Loan Agreement, the issuance of notes, grant revenue and, during our collaboration with Merck, which was in place from 2003 to 2011, certain payments received under our collaboration agreement.
On July 1, 2022, we filed a shelf registration statement on Form S-3, or the 2022 Registration Statement. Pursuant to the 2022 Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million.
In connection with the filing of the 2022 Registration Statement, we also entered into a sales agreement, or the Sales Agreement, with BofA Securities, Inc., or BofA, and Stifel, Nicolaus & Company, Incorporated, or Stifel, as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under the ATM, which was included in the $200.0 million of securities that were registered for sale pursuant to the 2022 Registration Statement. On April 23, 2023, we entered into an amendment to the Sales Agreement, or as amended, the Amended Sales Agreement, to add BTIG, LLC, or BTIG, as a sales agent under the Amended Sales Agreement. BTIG, BofA and Stifel are collectively referred to as the Sales Agents. Pursuant to the Amended Sales Agreement, we will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock made under the ATM. We are not obligated to make any sales of shares of our common stock under the ATM.
On July 21, 2023, we issued 16,774,193 shares of our common stock in an underwritten public offering, or the Offering, at a price of $7.75 per share. The aggregate net proceeds from the Offering, after underwriting discounts and commissions and other offering expenses, were $121.9 million.
On November 10, 2023, we received the first tranche of $30.0 million under the Loan Agreement.
In January 2024, we issued 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share. During the year ended December 31, 2025, no shares of our common stock were issued under our ATM.
On March 27, 2024, we filed a shelf registration statement on Form S-3, or the 2024 Registration Statement. Pursuant to the 2024 Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $200.0 million. On November 13, 2025, we filed a prospectus supplement to the 2024 Registration Statement with respect to our ATM, designating up to $50.0 million of the $200.0 million of securities that may be offered pursuant to the 2024 Registration Statement for issuance under the ATM.
As of December 31, 2025, we had cash and cash equivalents and marketable securities totaling $116.9 million. Our available-for-sale marketable securities mature in less than one year. We could exhaust our available capital resources sooner than we expect, including if we decide to initiate other clinical trials or programs. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, we expect that our current balance of cash and cash equivalents and marketable securities will fund our operations into early 2027, but we believe it will not be enough to fund our operations for at least 12 months from the date of issuance of our financial statements included in this Annual Report on Form 10-K. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.
On March 13, 2026, we entered into a Private Placement of 10,833,331 shares of our common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.75 million, before deducting applicable fees and expenses. We intend to use the net proceeds from the Private Placement to primarily support our EBD program, including ongoing preclinical development work to support the nomination of a lead clinical candidate molecule, and for working capital and other general corporate purposes.
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
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(115,538)	$(86,215)
Net cash provided by investing activities	133,933	48,027
Net cash (used in) provided by financing activities	(34)	6,928
Net change in cash and cash equivalents and restricted cash	$18,361	$(31,260)
Operating Activities
The increase in net cash used in operating activities of $29.3 million to $115.5 million for the year ended December 31, 2025, from $86.2 million for the year ended December 31, 2024, is primarily attributable to an increase in net loss for the year ended December 31, 2025 of $19.0 million, a net increase in noncash adjustments of $6.4 million and working capital changes of $16.7 million. Significant noncash items consisted of decreases in noncash income for amortization and accretion on marketable securities of $4.2 million and the change in fair value of embedded derivatives of $2.0 million. Working capital changes contributed $16.7 million of additional cash used in operations, including increases in cash used for accrued clinical trial expenses and accounts payable of $15.7 million and $9.3 million, respectively, which were partially offset by cash provided by prepaid expenses and other current assets of $5.0 million and accrued expenses and other liabilities of $3.3 million.
Investing Activities
Net cash provided by investing activities increased by $85.9 million to $133.9 million for the year ended December 31, 2025 from $48.0 million for the year ended December 31, 2024, and was primarily due to a decrease in purchases of marketable securities of $132.7 million, partially offset by a decrease in cash provided by maturities of marketable securities of $46.7 million and an increase of $0.1 million for purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 decreased by $7.0 million from cash provided by financing activities of $6.9 million for the year ended December 31, 2024. Cash provided by financing activities during the year ended December 31, 2024 was primarily due to net proceeds of $7.9 million from the issuance of common stock under our ATM, partially offset by $0.7 million for payment under a finance lease agreement for certain computer equipment for our Phase 2 ALTITUDE-AD clinical trial and $0.2 million for payments related to deferred offering costs.
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
Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least 12 months following the date of issuance of our financial statements included in this Annual Report on Form 10-K. We could exhaust our available capital resources sooner than we expect, including if we decide to initiate other clinical trials or programs. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than anticipated if we choose to expand more rapidly than we presently anticipate.
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
•our progress and success in investigating EBDTM therapy for AD;
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
•Expected Volatility—Prior to January 1, 2025, the Company lacked sufficient company-specific historical and implied volatility information for its common stock and estimated its expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Beginning on January 1, 2025, based on the availability of sufficient historical trading data of the Company’s common stock, the Company began using its historical volatility.
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
We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.
ACUMEN PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Acumen Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Acumen Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Philadelphia, Pennsylvania
March 26, 2026

ACUMEN PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$53,989	$35,627
Marketable securities, short-term	62,876	135,930
Prepaid expenses and other current assets	5,387	6,749
Total current assets	122,252	178,306
Marketable securities, long-term	—	59,968
Restricted cash	231	232
Other assets, long-term	350	486
Total assets	$122,833	$238,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$554	$5,648
Accrued clinical trial expenses	10,616	15,344
Accrued expenses and other current liabilities	10,072	6,615
Debt, short-term	8,765	—
Total current liabilities	30,007	27,607
Debt, long-term	22,396	29,419
Other liabilities, long-term	—	150
Total liabilities	52,403	57,176
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2025 and 2024; 60,575,369 and 60,094,083 shares issued and outstanding as of December 31, 2025 and 2024, respectively	6	6
Additional paid-in capital	516,803	506,985
Accumulated deficit	(446,462)	(325,127)
Accumulated other comprehensive income (loss)	83	(48)
Total stockholders’ equity	70,430	181,816
Total liabilities and stockholders’ equity	$122,833	$238,992
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$104,885	$93,798
General and administrative	18,947	20,219
Total operating expenses	123,832	114,017
Loss from operations	(123,832)	(114,017)
Other income (expense)
Interest income	7,447	14,317
Interest expense	(4,224)	(4,068)
Change in fair value of embedded derivatives	(460)	1,590
Other expense, net	(266)	(151)
Total other income	2,497	11,688
Net loss	(121,335)	(102,329)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities	131	(360)
Comprehensive loss	$(121,204)	$(102,689)
Net loss per common share, basic and diluted	$(2.00)	$(1.71)
Weighted-average shares outstanding, basic and diluted	60,561,836	60,013,277
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	57,910,461	$6	$489,453	$(222,798)	$312	$266,973
Issuance of common stock for cash, net of issuance costs of $87	2,068,246	—	7,938	—	—	7,938
Issuance of common stock for restricted stock units, net of shares withheld for taxes	115,376	—	(41)	—	—	(41)
Unrealized loss on marketable securities	—	—	—	—	(360)	(360)
Stock-based compensation	—	—	9,635	—	—	9,635
Net loss	—	—	—	(102,329)	—	(102,329)
Balance as of December 31, 2024	60,094,083	6	506,985	(325,127)	(48)	181,816
Issuance of common stock for restricted stock units, net of shares withheld for taxes	446,756	—	(73)	—	—	(73)
Stock options exercised for cash	34,530	—	39	—	—	39
Unrealized gain on marketable securities	—	—	—	—	131	131
Stock-based compensation	—	—	9,852	—	—	9,852
Net loss	—	—	—	(121,335)	—	(121,335)
Balance as of December 31, 2025	60,575,369	$6	$516,803	$(446,462)	$83	$70,430
The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(121,335)	$(102,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	63
Stock-based compensation expense	9,852	9,635
Amortization of premiums and accretion of discounts on marketable securities, net	(809)	(5,015)
Change in fair value of embedded derivatives	460	(1,590)
Amortization of right-of-use asset	126	115
Realized gain on marketable securities	(59)	(97)
Noncash interest expense	1,288	1,118
Other noncash expense	—	232
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,362	(3,656)
Other long-term assets	40	74
Accounts payable	(5,094)	4,269
Accrued clinical trial expenses	(4,728)	10,957
Accrued expenses and other liabilities	3,301	32
Finance lease liability	—	(23)
Net cash used in operating activities	(115,538)	(86,215)
Cash flows from investing activities
Purchases of marketable securities	(38,056)	(170,731)
Proceeds from maturities and sales of marketable securities	172,077	218,774
Purchases of property and equipment	(88)	(16)
Net cash provided by investing activities	133,933	48,027
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	7,938
Proceeds from exercise of stock options	39	—
Payment for financing lease	—	(739)
Payments for deferred offering costs	—	(230)
Repurchase of common shares to pay employee withholding taxes	(73)	(41)
Net cash (used in) provided by financing activities	(34)	6,928
Net change in cash and cash equivalents and restricted cash	18,361	(31,260)
Cash and cash equivalents and restricted cash at the beginning of the period	35,859	67,119
Cash and cash equivalents and restricted cash at the end of the period	$54,220	$35,859

ACUMEN PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,936	$2,973

The accompanying notes are an integral part of these financial statements.

ACUMEN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial, and expects to announce top-line results in late 2026. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AßOs. In July 2023, the Company announced topline results from its Phase 1 INTERCEPT-AD clinical trial of sabirnetug, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. In addition, the Company is investigating a subcutaneous dosing option of sabirnetug, as well as a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBD™) therapy for AD.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity, Capital Resources and Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements-Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred operating losses since inception. As of December 31, 2025, the Company had an accumulated deficit of $446.5 million and had cash and cash equivalents and marketable securities of $116.9 million. The Company expects to incur additional losses for the foreseeable future as it continues its research and development activities and will need to raise additional capital to fully implement its business plan and to fund its operations. Until such time, if ever, as the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any such financing will be available to the Company at adequate levels and on a timely basis, or such agreements may not be available on terms acceptable to the Company, or at all. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts if it is unable to maintain sufficient financial resources, and its business, financial condition and results of operations will be materially and adversely affected. The Company expects that its current balance of cash and cash equivalents and marketable securities may not be sufficient to fund its operations for at least 12 months from the date of issuance of these financial statements. The Company’s cash forecast contains estimates and assumptions related to its ongoing clinical trial and other research and development expenses, and the Company cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.
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
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. The more significant estimates and assumptions by management include, among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of stock options, the valuation of embedded derivatives within the Company’s debt, long-term and accruals for clinical trial expenses and other research and development expenses.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $53.7 million and $35.3 million in cash equivalents as of December 31, 2025 and 2024, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$53,989	$35,627
Restricted cash	231	232
Total cash, cash equivalents and restricted cash	$54,220	$35,859
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
Management determined that the Company did not require an allowance for credit losses for available-for-sale securities as of December 31, 2025 or 2024, as the aggregate amount of any credit losses was immaterial. The Company did not have any related write-offs or recoveries for the years ended December 31, 2025 and 2024.
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
Fair Value of Financial Instruments
The Company’s financial assets and liabilities are accounted for in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
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
To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2025 and 2024.

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
Computer Equipment Lease
In September 2023, the Company entered into an agreement with a vendor that included the lease of certain computer equipment for its Phase 2 clinical trial with an October 2023 lease commencement date. In January 2024, the Company paid $0.8 million for the computer equipment, which will be returned to the vendor at the completion of the vendor’s services under the agreement. Upon the lease inception, the Company recorded noncash expense of $0.7 million in research and development expense in the statement of operations and comprehensive loss for the right-of-use assets related to the computer equipment lease as the equipment is being used for research and development and does not have an alternative future use.
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
Research and Development Expenses
Research and development (“R&D”) expenses primarily consist of consultants and materials, biologic storage, salaries and other personnel-related expenses related to R&D activities and are expensed as incurred. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid or accrued expenses. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or research, including the phase or completion of events, invoices received and contracted costs.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company has not recorded any liabilities related to uncertain tax positions as of December 31, 2025 and 2024. The Company’s policy is to record interest and penalties, if any, as part of income tax benefit. No interest or penalties were recorded during the years ended December 31, 2025 and 2024.
Net Loss Per Share of Common Stock
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, stock options, RSUs and warrants, which would result in the issuance of incremental shares of common stock. However, potential shares of common stock are excluded if their effect is anti-dilutive. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For the years ended December 31, 2025 and 2024, potential common shares consisted of stock options, RSUs, convertible debt and a warrant to purchase common stock.
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	December 31,
	2025	2024
Shares issuable upon exercise of stock options	12,578,766	10,656,129
Shares issuable upon conversion election for Term Loan	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	1,907,976	1,354,543
Total	16,205,653	13,729,583
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the existing income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard was adopted by the Company on a prospective basis for its annual period beginning on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s financial statements and disclosures.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470- 20): Induced Conversions of Convertible Debt Instruments. The standard is intended to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted if ASU 2020-06 has been adopted. As of December 31, 2025, the Company had no induced conversions. The Company will adopt this standard on a prospective basis on January 1, 2026 and does not expect this standard to have any impact on its financial statements upon adoption.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow Scope Improvements. The standard is intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the amendments may be applied on a prospective or retrospective basis. The Company is evaluating the potential impact of this adoption on the financial statements and related disclosures.
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$62,793	$88	$(5)	$62,876
Total available-for-sale securities, short-term	$62,793	$88	$(5)	$62,876

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$118,813	$128	$(8)	$118,933
Government and agency - U.S. securities	16,962	35	—	16,997
Total available-for-sale securities, short-term	135,775	163	(8)	135,930
Available-for-sale securities, long-term
Corporate debt securities	60,171	—	(203)	59,968
Total available-for-sale securities, long-term	60,171	—	(203)	59,968
Total available-for-sale securities	$195,946	$163	$(211)	$195,898
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

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)
Total	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$73,952	$(211)	$2,515	$—	$76,467	$(211)
Total	$73,952	$(211)	$2,515	$—	$76,467	$(211)
As of December 31, 2025, the Company’s available-for-sale securities mature in one year or less. As noted in the tables above, some of the Company’s available-for-sale marketable securities have been in an unrealized loss position for more than 12 months as of December 31, 2025 and 2024. The unrealized loss as of December 31, 2025 is immaterial and the Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the years ended December 31, 2025 and 2024. The Company recorded realized gains of approximately $0.1 million during each of the years ended December 31, 2025 and December 31, 2024.

NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of December 31, 2025 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2025
Assets included in:
Cash and cash equivalents
Money market securities	$53,708	$—	$—	$53,708
Marketable securities
Corporate debt securities	—	62,876	—	62,876
Total fair value	$53,708	$62,876	$—	$116,584
Liabilities included in:
Debt, long-term
Embedded derivative liabilities	$—	$—	$1,430	$1,430
Total fair value	$—	$—	$1,430	$1,430

	Fair value measurements as of December 31, 2024 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2024
Assets included in:
Cash and cash equivalents
Money market securities	$35,268	$—	$—	$35,268
Marketable securities
Corporate debt securities	—	178,901	—	178,901
Government and agency - U.S.	—	16,997	—	16,997
Total fair value	$35,268	$195,898	$—	$231,166
Liabilities included in:
Debt, long-term
Embedded derivative liabilities	$—	$—	$970	$970
Total fair value	$—	$—	$970	$970
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

The following table presents changes in Level 3 liabilities measured at fair value for the two-year period ended December 31, 2025 (in thousands):

Balance, January 1, 2024	$2,560
Change in fair value of embedded derivatives	(1,590)
Balance, December 31, 2024	970
Change in fair value of embedded derivatives	460
Balance, December 31, 2025	$1,430
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,527	$29	$3,556
Other receivables	625	—	625
Prepaid insurance	601	—	601
Dues and subscriptions	368	—	368
Right-of-use asset	—	140	140
Property and equipment, net (1)	—	103	103
Other	266	78	344
Total	$5,387	$350	$5,737

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$4,841	$75	$4,916
Prepaid insurance	858	—	858
Other receivables	345	—	345
Dues and subscriptions	230	—	230
Right-of-use asset	—	266	266
Property and equipment, net (1)	—	73	73
Other	475	72	547
Total	$6,749	$486	$7,235
(1) As of December 31, 2025 and 2024, accumulated depreciation totaled approximately $0.2 million and $0.1 million, respectively.

Accrued expenses and other current liabilities as of December 31, 2025 consisted of the following (in thousands):

Accrued Expenses and Other Current Liabilities
Research and development	$5,427
Compensation and other employee liabilities	4,066
Interest	249
Operating lease liability	150
Other	180
Total	$10,072
Accrued expenses and other liabilities as of December 31, 2024 consisted of the following (in thousands):

	December 31, 2024
	Accrued Expenses and Other Current Liabilities	Other Long-Term Liabilities	Total Accrued Expenses and Other Liabilities
Compensation and other employee liabilities	$4,207	$—	$4,207
Research and development	1,796	—	1,796
Interest	249	—	249
Operating lease liability	133	150	283
Other	230	—	230
Total	$6,615	$150	$6,765
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
The initial recognition of the direct fees of $0.5 million, the Final Payment of $1.6 million, the fair value of the Embedded Derivatives at issuance of the Term Loan of $1.2 million and the fair value of the Loan Warrant of $1.1 million for the Loan Agreement resulted in a discount of $4.4 million, which is being amortized to interest expense over the term of the Loan Agreement using the effective interest method.
Outstanding debt consisted of the following (in thousands):

	December 31,
	2025	2024
Principal value of Term Loan, including final payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	1,430	970
Unamortized debt discount	(1,904)	(3,186)
Total	31,161	29,419
Less: debt, short-term	8,765	—
Total debt, long-term	$22,396	$29,419
The following table provides the components of interest expense (in thousands):

	Year Ended December 31,
	2025	2024
Interest expense based on the coupon interest rate of the outstanding debt	$2,935	$2,943
Accretion of debt discount	1,282	1,112
Total interest expense related to debt	$4,217	$4,055
For the years ended December 31, 2025 and 2024, the effective interest rate for the Term Loan was 14.1% and 13.5%, respectively.
As of December 31, 2025, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payment due for Term Loan	$31,635
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of December 31, 2025, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001, and 300,000,000 shares designated as common stock, with a par value of $0.0001. Each share of common stock issued and outstanding is entitled to one vote.

Shelf Registration and At-The-Market Equity Offering
On July 1, 2022, the Company filed a shelf registration statement on Form S-3 (the “2022 Registration Statement”). Pursuant to the 2022 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million.
In connection with the filing of the 2022 Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”) as sales agents, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $50.0 million under an at-the-market offering program (the “ATM”), which was included in the $200.0 million of securities that were registered for sale pursuant to the 2022 Registration Statement. On April 23, 2023, the Company entered into an amendment to the Sales Agreement (as amended, the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as a sales agent under the Amended Sales Agreement (BTIG, BofA and Stifel are collectively referred to as the “Sales Agents”). Pursuant to the Amended Sales Agreement, the Company will pay the Sales Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of the Company’s common stock made under the ATM. The Company is not obligated to make any sales of shares of its common stock under the ATM.
During the year ended December 31, 2025, the Company did not sell any shares of common stock under the ATM. During the year ended December 31, 2024, the Company issued and sold 2,068,246 shares of common stock under the ATM for net proceeds of $7.9 million, or $3.84 per share. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 27, 2024, the Company filed a shelf registration statement on Form S-3 (the “2024 Registration Statement”). Pursuant to the 2024 Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $200.0 million. On November 13, 2025, the Company filed a prospectus supplement to the 2024 Registration Statement with respect to its ATM, designating up to $50.0 million of the $200.0 million of securities that may be offered pursuant to the 2024 Registration Statement for issuance under the ATM.
Restricted Stock Units
During the years ended December 31, 2025 and 2024, the Company issued 446,756 and 115,376 shares, respectively, of its common stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of its common stock at an exercise price of $1.95 with a ten-year contractual term and an allocated fair value of $1.1 million. This warrant is outstanding as of December 31, 2025. In accordance with ASC 815, the Loan Warrant issued in 2023 did not meet the definition of a derivative and was classified in stockholders’ equity in the balance sheet.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s board of directors and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the 2013 Plan. As of December 31, 2025, there were 3,129,483 options outstanding under the 2013 Plan.
The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the board of directors prior to the applicable January 1. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increased by 3,004,704 shares.
The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of December 31, 2025, 17,673,425 shares were authorized for issuance under the 2021 Plan and 2,344,000 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of the statements of operations and comprehensive loss for the periods shown (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$5,913	$6,113
Research and development	3,939	3,522
Total stock-based compensation	$9,852	$9,635
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the years ended December 31, 2025 and 2024 with the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.8% – 4.5%	3.8% – 5.1%
Expected term (in years)	1.0 – 6.0	0.9 – 6.1
Expected volatility	76% - 92%	92% - 103%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $1.26 per share and $2.85 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a ten-year contractual term. Beginning January 1, 2024, stock options granted to consultants vest quarterly over a one-year period, provided the consultants continue to perform services as dictated by their respective consulting agreements with the Company. Annual option awards issued to members of the Company’s board of directors vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and have a ten-year term. The Company’s common stock became publicly traded in July 2021. Prior to January 1, 2025, the Company lacked sufficient company-specific historical and implied volatility information for its common stock and estimated its expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Beginning on January 1, 2025, based on the availability of sufficient historical trading data of the Company’s common stock, the Company began using its historical volatility to estimate expected stock volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity during the year ended December 31, 2025:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	10,656,129	$3.83
Granted	2,188,960	$1.64
Exercised	(34,530)	$1.13
Forfeited	(75,402)	$2.75
Expired	(156,391)	$4.23
Outstanding as of December 31, 2025	12,578,766	$3.46	7.0	$374
Vested and exercisable as of December 31, 2025	8,421,358	$3.66	6.2	$346
The intrinsic value of stock options exercised during the year ended December 31, 2025 was immaterial. There were no stock options exercised during the year ended December 31, 2024. As of December 31, 2025, total unrecognized compensation cost related to unvested stock option awards granted was approximately $9.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Restricted Stock Units
RSUs granted to employees vest in equal annual installments on the first three anniversaries of the grant date and RSUs granted to members of the Company’s board of directors vest in full on the first anniversary of the grant date.
The following table reflects summarized RSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	1,354,543	$4.46
Granted	1,066,950	$1.73
Vested	(485,867)	$4.57
Forfeited	(27,650)	$2.31
Unvested as of December 31, 2025	1,907,976	$2.93
As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was approximately $2.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2025, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 600,941 shares. As of December 31, 2025, there are a total of 2,370,029 shares reserved for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.

NOTE 9. INCOME TAXES
The Company has not recorded any tax provision or benefit for federal income taxes for the years ended December 31, 2025 and 2024. Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and NOL and R&D tax credit carryforwards.
A reconciliation of the U.S. statutory federal income tax rate of 21% to the Company’s effective income tax rate, after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Statutory federal income tax rate	$(25,453)	21.0%
Non-deductible stock compensation	1,222	(1.0)
Other	432	(0.4)
Change in valuation allowance	23,799	(19.6)
Income tax provision	$—	—%
A reconciliation of the U.S. statutory federal income tax rate of 21% to the Company’s effective income tax rate, prior to the adoption of ASU 2023-09 for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
Statutory federal income tax rate	21.0%
State tax, net of federal benefit	3.1%
Non-deductible stock compensation	(0.5)%
Rate change	0.4%
Other	(1.9)%
Change in valuation allowance	(22.1)%
Income tax provision	—%

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$50,390	$20,906
Capitalized R&D	27,657	29,548
Stock compensation	4,179	3,171
R&D credit	992	1,215
Intangible assets	622	443
Accruals and other temporary differences	1,796	1,395
Gross deferred tax assets	85,636	56,678
Valuation allowance	(85,473)	(56,405)
Total deferred tax assets	163	273
Deferred tax liabilities:
Embedded debt derivative liabilities	(128)	(208)
Other	(35)	(65)
Total deferred tax liabilities	(163)	(273)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets as of December 31, 2025 and 2024, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating loss (“NOL”) carryforwards and R&D tax credit carryforwards will be used. The Company has determined that it is not more likely than not that its deferred tax assets will be realized. Accordingly, a valuation allowance for the full amount of the net deferred tax assets has been recorded as of December 31, 2025 and 2024. The change in the valuation allowance as of December 31, 2025 from December 31, 2024 is due to the pretax loss incurred for the year ended December 31, 2025.
As of December 31, 2025, the Company had approximately $211.2 million of NOL carryforwards available for federal tax purposes. As a result of the Tax Act of 2017, for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can still be carried forward for up to 20 years, but NOLs generated after December 31, 2017 carryforward indefinitely, but are limited to 80% utilization against taxable income. Of the total federal NOLs of $211.2 million, $6.5 million will begin to expire on December 31, 2028 and $204.7 million will not expire.
As of December 31, 2025, the Company also had approximately $96.5 million of state NOL carryforwards. The state NOLs begin to expire on December 31, 2028.
As of December 31, 2025, the Company had approximately $1.0 million of R&D credit carryforwards available for federal tax purposes, which begin to expire on December 31, 2026.
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
The Company has not completed a formal analysis of the potential impact of Section 382 on its deferred tax assets as of December 31, 2025. Until this analysis has been completed, the Company has not adjusted any of its deferred tax assets, including NOLs or R&D credits. The Company will reassess the amount of NOLs and credits subject to limitation under Section 382 when a study is complete. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.
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
The following table presents selected financial information about the Company’s single operating segment for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development
External costs	$81,909	$71,188
Internally-managed costs (1)	19,028	19,062
General and administrative (2)	12,985	14,069
Other segment expenses (3)	9,910	9,698
Other income, net	(2,497)	(11,688)
Segment net loss	$121,335	$102,329
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
In July 2025, the Company entered into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd. (“JCR”) to develop an Aß oligomer-targeted Enhanced Brain Delivery (EBDTM) therapy for the treatment of AD. Under the terms of the agreement, the Company paid JCR an upfront license payment, which was recognized as in-process research and development expense during the year ended December 31, 2025. Additionally, if the Company exercises its exclusive option to develop up to two development candidates, JCR will be eligible to receive an option exercise payment of $9.25 million. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration.
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
NOTE 12. SUBSEQUENT EVENTS
In January 2026, the Company issued 727,052 shares of its common stock in settlement of fully vested RSUs. The Company also issued 77,006 shares of its common stock in connection with the exercise of stock options subsequent to year end.
On March 13, 2026, the Company entered into a securities purchase agreement with certain institutional and accredited investors for a private placement (the “Private Placement”) of 10,833,331 shares of the Company’s common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.75 million, before deducting applicable fees and expenses. The Company intends to use the net proceeds from the Private Placement to primarily support its EBD program, including ongoing preclinical development work to support the nomination of a lead clinical candidate molecule, and for working capital and other general corporate purposes.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) reported within the time periods specified by SEC rules and regulations, and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this item will be contained in our 2026 Proxy Statement, to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this report by reference.
Item 11. Executive Compensation.
The information required by this item will be set forth in the 2026 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the 2026 Proxy Statement under the captions “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be set forth in the 2026 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

10.4*+	Amended and Restated Non-Employee Director Compensation Policy

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

10.10+
Executive Employment Agreement, by and between the Registrant and James Doherty (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40551), filed with the Securities and Exchange Commission on May 13, 2025).

10.11
Lease, by and between Registrant and DIV Washington, LLC, dated September 11, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 26, 2024).

10.12
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

10.14
Collaboration, Option, and License Agreement by and between the Company and JCR Pharmaceuticals Co., Ltd., dated July 15, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40551), filed with the Securities and Exchange Commission on August 12, 2025).

19.1
Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-40551), filed with the Securities and Exchange Commission on March 27, 2025).

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

ACUMEN PHARMACEUTICALS, INC.

Date: March 26, 2026	By:	/s/ Daniel O’Connell
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

Signature	Title	Date

/s/ Daniel O’Connell	Chief Executive Officer and Director	March 26, 2026
Daniel O’Connell	(Principal Executive Officer)

/s/ William Matthew Zuga	Chief Financial Officer and Chief Business Officer	March 26, 2026
William Matthew Zuga	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kimberlee C. Drapkin	Director	March 26, 2026
Kimberlee C. Drapkin

/s/ Nathan B. Fountain	Director	March 26, 2026
Nathan B. Fountain, M.D.

/s/ George Golumbeski	Director	March 26, 2026
George Golumbeski, Ph.D.

/s/ Jeffrey L. Ives	Director	March 26, 2026
Jeffrey L. Ives, Ph.D.

/s/ Derrell D. Porter	Director	March 26, 2026
Derrell D. Porter, M.D.

/s/ Sean Stalfort	Director	March 26, 2026
Sean Stalfort

/s/ Laura Stoppel	Director	March 26, 2026
Laura Stoppel, Ph.D.