Form 10-Q
period 2026-03-31
Acumen Pharmaceuticals, Inc.
filed 2026-05-12
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, the registrant had 72,227,580 shares of common stock, par value $0.0001 per share, outstanding.

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
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize sabirnetug or any Aß oligomer-targeted Enhanced Brain Delivery (EBD™) product candidates that we may develop pursuant to our collaboration with JCR Pharmaceuticals Co. Ltd., subject to obtaining necessary regulatory approvals, and our ability to continue as a going concern;
•the ability of our clinical trials to demonstrate the safety and efficacy of sabirnetug, and other positive results;
•the therapeutic potential of sabirnetug, including its potential for improved safety and efficacy as compared to other monoclonal antibodies approved and/or in development, and an Aß oligomer-targeted EBD therapy for Alzheimer’s disease, as well as our expectations concerning our ongoing ALTITUDE-AD clinical trial and any future clinical trials we may conduct;
•the structure, focus, success, cost and timing of our development activities, nonclinical studies and clinical trials, and the reporting of data from those clinical trials;
•our plans relating to commercializing sabirnetug or any other product candidates that we may advance into clinical trials, subject to obtaining necessary regulatory approvals;
•our ability to attract and retain key scientific, clinical and operational personnel;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•our reliance on third parties to conduct both preclinical trials related to the potential development of an Aß oligomer-targeted EBD therapy and clinical trials of sabirnetug, as well as any other product candidates we may develop, and to manufacture sabirnetug and any other product candidates we may develop for nonclinical studies and clinical trials;
•the success of competing therapies that are or may become available;
•our plans and ability to obtain or protect our intellectual property rights, including extensions of existing patent terms where available or the use of data and market exclusivity to provide protection from generic or biosimilar versions of our product;
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
•our financial performance; and

•our expectations regarding the time period during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Annual Report”), and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,796	$53,989
Marketable securities, short-term	76,602	62,876
Prepaid expenses and other current assets	4,696	5,387
Total current assets	133,094	122,252
Restricted cash	231	231
Other assets, long-term	304	350
Total assets	$133,629	$122,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,655	$554
Accrued clinical trial expenses	8,183	10,616
Accrued expenses and other current liabilities	5,268	10,072
Debt, short-term	14,123	8,765
Total current liabilities	29,229	30,007
Debt, long-term	16,924	22,396
Total liabilities	46,153	52,403
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 72,227,580 and 60,575,369 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	554,647	516,803
Accumulated deficit	(467,199)	(446,462)
Accumulated other comprehensive income	21	83
Total stockholders’ equity	87,476	70,430
Total liabilities and stockholders’ equity	$133,629	$122,833
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$16,484	$25,266
General and administrative	4,665	5,104
Total operating expenses	21,149	30,370
Loss from operations	(21,149)	(30,370)
Other income (expense)
Interest income	1,064	2,471
Interest expense	(1,069)	(1,023)
Change in fair value of embedded derivatives	460	190
Other expense, net	(43)	(64)
Total other income	412	1,574
Net loss	(20,737)	(28,796)
Other comprehensive gain (loss)
Unrealized (loss) gain on marketable securities	(62)	63
Comprehensive loss	$(20,799)	$(28,733)
Net loss per common share, basic and diluted	$(0.33)	$(0.48)
Weighted-average shares outstanding, basic and diluted	63,219,289	60,525,628
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	60,575,369	$6	$516,803	$(446,462)	$83	$70,430
Private placement issuance of common stock, net of offering costs of $296	10,833,331	1	35,452	—	—	35,453
Vesting of restricted stock units, net of shares withheld for taxes	727,052	—	(149)	—	—	(149)
Stock options exercised for cash	91,828	—	145	—	—	145
Unrealized loss on marketable securities	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	2,396	—	—	2,396
Net loss	—	—	—	(20,737)	—	(20,737)
Balance as of March 31, 2026	72,227,580	$7	$554,647	$(467,199)	$21	$87,476
For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	60,094,083	$6	$506,985	$(325,127)	$(48)	$181,816
Vesting of restricted stock units, net of shares withheld for taxes	446,756	—	(73)	—	—	(73)
Stock options exercised for cash	32,586	—	37	—	—	37
Unrealized gain on marketable securities	—	—	—	—	63	63
Stock-based compensation	—	—	2,474	—	—	2,474
Net loss	—	—	—	(28,796)	—	(28,796)
Balance as of March 31, 2025	60,573,425	$6	$509,423	$(353,923)	$15	$155,521
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(20,737)	$(28,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	15
Stock-based compensation expense	2,396	2,474
Amortization of premiums and accretion of discounts on marketable securities, net	25	(588)
Change in fair value of embedded derivatives	(460)	(190)
Amortization of right-of-use asset	34	30
Realized gain on marketable securities	(6)	(3)
Noncash interest expense	346	299
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	691	950
Other long-term assets	—	16
Accounts payable	1,047	(4,592)
Accrued clinical trial expenses	(2,433)	(3,796)
Accrued expenses and other liabilities	(5,043)	60
Net cash used in operating activities	(24,128)	(34,121)
Cash flows from investing activities
Purchases of marketable securities	(40,823)	(35,048)
Proceeds from maturities and sales of marketable securities	27,016	63,816
Purchases of property and equipment	—	(79)
Net cash (used in) provided by investing activities	(13,807)	28,689
Cash flows from financing activities
Proceeds from private placement, net of offering costs	35,746	—
Proceeds from exercise of stock options	145	37
Repurchase of common shares to pay employee withholding taxes	(149)	(73)
Net cash provided by (used in) financing activities	35,742	(36)
Net change in cash and cash equivalents and restricted cash	(2,193)	(5,468)
Cash and cash equivalents and restricted cash at the beginning of the period	54,220	35,859
Cash and cash equivalents and restricted cash at the end of the period	$52,027	$30,391
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$723	$724
Supplemental disclosure of noncash financing activities
Offering costs included in accounts payable	$54	$—
Offering costs included in accrued expenses and other current liabilities	$239	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AßOs”), which are globular assemblies of the amyloid-beta (“Aß”) peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial, and plans to announce top-line results in late 2026. Top-line results are expected to include the difference after 18 months as measured by the Integrated Alzheimer’s Disease Rating Scale, our primary clinical efficacy endpoint, as well as key secondary endpoints, such as Clinical Dementia Rating – Sum of the Boxes, certain safety measures such as adverse event rates, including rates of amyloid-related imaging abnormalities, and key fluid biomarkers. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AßOs. In July 2023, the Company announced top-line results from its Phase 1 INTERCEPT-AD clinical trial of sabirnetug, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. In addition, the Company is investigating a subcutaneous dosing option of sabirnetug, as well as a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBD™) therapy for AD.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity, Capital Resources and Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements-Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred operating losses since inception. As of March 31, 2026 and December 31, 2025, the Company had an accumulated deficit of $467.2 million and $446.5 million, respectively, and working capital of $103.9 million and $92.2 million, respectively. The Company expects to incur additional losses for the foreseeable future as it continues its research and development activities and will need to raise additional capital to fully implement its business plan and to fund its operations. Until such time, if ever, as the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any such financing will be available to the Company at adequate levels and on a timely basis, or such agreements may not be available on terms acceptable to the Company, or at all. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts if it is unable to maintain sufficient financial resources, and its business, financial condition and results of operations will be materially and adversely affected. The Company expects that its current balance of cash and cash equivalents and marketable securities may not be sufficient to fund its operations for at least 12 months from the date of issuance of these financial statements. The Company’s cash forecast contains estimates and assumptions related to its ongoing clinical trial and other research and development expenses, and the Company cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.
The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $51.4 million and $53.7 million in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$51,796	$53,989
Restricted cash	231	231
Total cash, cash equivalents and restricted cash	$52,027	$54,220
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	March 31,
	2026	2025
Shares issuable upon exercise of stock options	14,887,053	12,319,208
Shares issuable upon conversion election for term loan facility	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	2,761,206	1,847,143
Total	19,367,170	15,885,262
Segment Information
Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its chief executive officer. The Company has one operating segment focused on the research and development of treatments for AD, including both sabirnetug and its EBD therapy. See Note 9 – Segments.
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
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The standard is intended to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. As of March 31, 2026, the Company had no induced conversions. The Company adopted this standard on a prospective basis on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$47,015	$36	$(15)	$47,036
Government and agency - U.S.	29,566	7	(7)	29,566
Total available-for-sale securities, short-term	$76,581	$43	$(22)	$76,602

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$62,793	$88	$(5)	$62,876
Total available-for-sale securities, short-term	$62,793	$88	$(5)	$62,876
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

	March 31, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$22,381	$(15)	$—	$—	$22,381	$(15)
Government and agency - U.S.	20,826	(7)	—	—	20,826	(7)
Total	$43,207	$(22)	$—	$—	$43,207	$(22)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)
Total	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
As of March 31, 2026, all of the Company’s available-for-sale securities mature in less than one year. As noted in the table above, one of the Company’s available-for-sale marketable securities, which matured during the three months ended March 31, 2026, had been in an unrealized loss position for more than 12 months as of December 31, 2025. The unrealized loss as of December 31, 2025 was immaterial and the Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three months ended March 31, 2026 and 2025. The Company recorded immaterial realized gains during each of the three months ended March 31, 2026 and 2025.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of March 31, 2026 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2026
Assets included in:
Cash and cash equivalents
Money market securities	$51,420	$—	$—	$51,420
Marketable securities
Corporate debt securities	—	47,036	—	47,036
Government and agency - U.S.	—	29,566	—	29,566
Total fair value	$51,420	$76,602	$—	$128,022
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$970	$970
Total fair value	$—	$—	$970	$970

	Fair value measurements as of December 31, 2025 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Assets included in:
Cash and cash equivalents
Money market securities	$53,708	$—	$—	$53,708
Marketable securities
Corporate debt securities	—	62,876	—	62,876
Total fair value	$53,708	$62,876	$—	$116,584
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$1,430	$1,430
Total fair value	$—	$—	$1,430	$1,430
The carrying values reported in the Company’s condensed balance sheets for cash (excluding cash equivalents, which are recorded at fair value on a recurring basis), restricted cash, accounts payable, accrued clinical trial expenses and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The carrying amount of the Company’s debt, long-term approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s debt, long-term. Certain features of the Company’s term loan facility (the “Term Loan”) were determined to be embedded derivatives requiring separate measurement from the loan host instrument. For additional information regarding the Term Loan, see Note 6. Debt.
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
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2026 (in thousands):

Balance, December 31, 2025	$1,430
Change in fair value of embedded derivatives	(460)
Balance, March 31, 2026	$970
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,103	$24	$3,127
Other receivables	772	—	772
Prepaid insurance	350	—	350
Dues and subscriptions	315	—	315
Right-of-use asset	—	106	106
Property and equipment, net (1)	—	91	91
Other	156	83	239
Total	$4,696	$304	$5,000

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Long-Term Assets	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,527	$29	$3,556
Other receivables	625	—	625
Prepaid insurance	601	—	601
Dues and subscriptions	368	—	368
Right-of-use asset	—	140	140
Property and equipment, net (1)	—	103	103
Other	266	78	344
Total	$5,387	$350	$5,737
(1) As of both March 31, 2026 and December 31, 2025, accumulated depreciation totaled approximately $0.2 million.
Accrued expenses and other current liabilities as of March 31, 2026 consisted of the following (in thousands):

Accrued Expenses and Other Current Liabilities
Research and development	3,186
Compensation and other employee liabilities	$1,222
Interest	249
Operating lease liability	114
Other	497
Total	$5,268
Accrued expenses and other current liabilities as of December 31, 2025 consisted of the following (in thousands):

Accrued Expenses and Other Current Liabilities
Research and development	$5,427
Compensation and other employee liabilities	4,066
Interest	249
Operating lease liability	150
Other	180
Total	$10,072
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The lenders can elect to convert up to $2.5 million of the Term Loan (the “Conversion Amount”) into the Company’s common stock at a conversion price of $2.53 (the “Conversion Option”). Prior to the consummation of the Company’s Private Placement (as defined below), which constituted the Next Qualified Financing (as defined in the Loan Agreement) pursuant to which the Company received aggregate gross proceeds of at least $20.0 million, the lenders also had an option to convert the Conversion Amount at a conversion price equal to the lowest effective cash price per share of securities issued in such Qualified Financing (the “Share-Settled Redemption”). The Conversion Option and Share-Settled Redemption within the Loan Agreement were required to be bifurcated as a single compound embedded derivative (the “Embedded Derivatives”) at fair value, with subsequent changes in fair value recognized in the statements of operations and comprehensive loss.
On March 13, 2026, the Company entered into a securities purchase agreement with certain institutional and accredited investors for a private placement (the “Private Placement”) of shares of the Company’s common stock. See additional information regarding the Private Placement in Note 7. Stockholders' Equity. The Private Placement was a Qualified Financing under the terms of the Loan Agreement and the lenders did not elect to convert the Conversion Amount at the time of the Private Placement. Therefore, the only remaining embedded derivative under the Loan Agreement is the Conversion Option (the “Embedded Derivative”) as the Share-Settled Redemption is no longer an election available to the lenders.
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
Outstanding debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	970	1,430
Unamortized debt discount	(1,558)	(1,904)
Total	$31,047	$31,161
Less: debt, short-term	14,123	8,765
Total debt, long-term	$16,924	$22,396
The following table provides the components of interest expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense based on the coupon interest rate of the outstanding debt	$723	$724
Accretion of debt discount	346	299
Total interest expense related to debt	$1,069	$1,023
For the three months ended March 31, 2026 and 2025, the effective interest rate for the Term Loan was 14.6% and 14.0%, respectively.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
As of March 31, 2026, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of March 31, 2026, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock issued and outstanding is entitled to one vote.
Private Placement
On March 13, 2026, the Company entered into the Private Placement of 10,833,331 shares of the Company’s common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.7 million, before deducting offering costs of approximately $0.3 million. The Company intends to use the net proceeds from the Private Placement to primarily support its EBD program, including ongoing preclinical development work to support the nomination of a lead clinical candidate molecule, and for working capital and other general corporate purposes. The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission on March 26, 2026 to register the shares sold in the Private Placement.
Shelf Registration and At The Market Equity Offering
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
During the three months ended March 31, 2026 and 2025, the Company did not sell any shares of common stock under the ATM. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Units
During the three months ended March 31, 2026 and 2025, the Company issued 727,052 and 446,756 shares, respectively, of its common stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of its common stock at an exercise price of $1.95 with a ten-year contractual term and an allocated fair value of $1.1 million. This equity-classified warrant is outstanding as of March 31, 2026.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s board of directors and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of March 31, 2026, there were 3,035,572 options outstanding under the 2013 Plan.
The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the board of directors prior to the applicable January 1. On January 1, 2026, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increased by 3,028,768 shares.
The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2021 Plan is 12,000,000. As of March 31, 2026, a total of 20,702,193 shares were authorized for issuance under the 2021 Plan and 1,392,371 shares remained available for issuance under the 2021 Plan.
The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its condensed statements of operations and comprehensive loss for the periods shown (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$1,366	$1,492
Research and development	1,030	982
Total stock-based compensation	$2,396	$2,474
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the three months ended March 31, 2026 and 2025 with the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.92% - 3.97%	4.16% - 4.52%
Expected term (in years)	6.0	6.0
Expected volatility	90%	91% - 92%
Expected dividend yield	0%	0%

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The weighted average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $1.42 per share and $1.33 per share, respectively.
Stock options granted after December 31, 2017 generally vest monthly over a range of 12 to 48 months or vest monthly over a total of 48 months following a one-year cliff and all have a 10-year contractual term. Beginning January 1, 2024, stock options granted to consultants vest quarterly over a one-year period, provided that such consultants continue to perform services as dictated by their respective consulting agreements with the Company. Annual option awards issued to members of the Company’s board of directors vest in full on the first anniversary of the grant date. Stock options granted prior to December 31, 2017 were either fully vested upon grant or generally vested monthly over a range of three to 24 months and also have a 10-year term. The Company’s common stock became publicly traded in July 2021. Prior to January 1, 2025, the Company lacked sufficient company-specific historical and implied volatility information for its common stock and estimated its expected stock volatility using a weighted average blend of historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Beginning on January 1, 2025, based on the availability of sufficient historical trading data of the Company’s common stock, the Company began using its historical volatility to estimate expected stock volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table reflects summarized stock option activity during the three months ended March 31, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	12,578,766	$3.46
Granted	2,488,001	$1.87
Exercised	(91,828)	$1.58
Forfeited	(1,563)	$3.77
Expired	(86,323)	$2.34
Outstanding as of March 31, 2026	14,887,053	$3.21	7.2	$363
Vested and exercisable as of March 31, 2026	8,931,079	$3.66	6.1	$340
The intrinsic value of stock options exercised during the three months ended March 31, 2026 was $0.1 million and the intrinsic value of stock options exercised during the three months ended March 31, 2025 was immaterial. As of March 31, 2026, total unrecognized compensation costs related to unvested stock option awards were approximately $11.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Units
RSUs granted to employees vest in equal annual installments on the first three anniversaries of the grant date and RSUs granted to members of the Company’s board of directors vest in full on the first anniversary of the grant date.
The following table reflects summarized RSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	1,907,976	$2.93
Granted	1,658,433	$1.87
Vested	(805,203)	$3.45
Unvested as of March 31, 2026	2,761,206	$2.14
As of March 31, 2026, total unrecognized compensation costs related to unvested RSUs were approximately $5.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2026, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 605,754 shares. As of March 31, 2026, there are a total of 2,975,783 shares reserved for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.
NOTE 9. SEGMENT REPORTING
The Company manages its operations as a single reportable segment which includes both clinical and preclinical research and development efforts for the treatment of AD. The CODM assesses performance and allocates resources for the segment based on segment net loss, which is reported on the statement of operations and comprehensive loss as net loss. The CODM uses segment net loss to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals and make decisions regarding the allocation of resources among the Company’s clinical and preclinical activities. Substantially all long-lived assets are located in the United States. The measure of segment assets is reported on the balance sheet as total assets.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table presents selected financial information about the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development
External costs	$10,759	$19,427
Internally managed costs (1)	4,695	4,853
General and administrative (2)	3,287	3,601
Other segment expenses (3)	2,408	2,489
Other income, net	(412)	(1,574)
Segment net loss	$20,737	$28,796

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
In July 2025, the Company entered into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd. (“JCR”) to develop an Aß oligomer-targeted EBD™ therapy for the treatment of AD. Under the terms of the agreement, the Company paid JCR an upfront license payment, which was recognized as in-process research and development expense during the year ended December 31, 2025. Additionally, if the Company exercises its exclusive option to develop up to two development candidates, JCR will be eligible to receive an option exercise payment of $9.25 million. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in the Annual Report for a discussion of important factors that could cause our actual results to differ materially from those described in or implied by these forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AßOs, which are globular assemblies of the amyloid-beta, or Aß, peptide that are distinct from Aß monomers and amyloid plaques. Based on decades of research and supporting evidence, AßOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial. We plan to announce top-line results in late 2026. Top-line results are expected to include the difference after 18 months as measured by the Integrated Alzheimer’s Disease Rating Scale, or iADRS, our primary clinical efficacy endpoint, as well as key secondary endpoints, such as Clinical Dementia Rating – Sum of the Boxes, or CDR-SB, certain safety measures such as adverse event rates, including amyloid-related imaging abnormalities, or ARIA rates, and key biomarkers. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. We plan to use iADRS at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic and pharmacodynamic modeling of our Phase 1 INTERCEPT-AD clinical trial of sabirnetug. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AßOs. In July 2023, we announced top-line results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
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
In addition, we are investigating a blood-brain barrier-penetrating, Aß oligomer-targeted Enhanced Brain Delivery (EBD™) therapy for the treatment of AD. In March 2026, we announced certain preclinical data from EBD candidates, including in vitro, in vivo and non-human primate study results, supporting the advancement of the EBD program: (1) EBD candidates achieved 14-40x higher brain levels in non-human primates compared to native antibodies 24 hours after dosing; (2) hematology data in non-human primates indicated low potential for anemia, including that, at 24 hours after subcutaneous dosing, EBD candidates demonstrated no observed change in red blood cell count, hematocrit, hemoglobin or reticulocyte count; and (3) favorable stability profile and enhanced brain delivery support a path to subcutaneous administration with low-volume devices. Based on this data, an investigational new drug, or IND, application is targeted for mid-2027. In July 2025, we entered into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd., or JCR, to develop an Aß oligomer-targeted EBD therapy for the treatment of AD. Under the terms of the agreement, in addition to an upfront license payment that we paid to JCR, if we exercise our exclusive option to develop up to two development candidates, JCR will be eligible for an option exercise payment of $9.25 million. We currently anticipate that we will exercise our option to license two compounds developed as part of our collaboration with JCR during the second quarter of 2026. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens Acumen’s portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.
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
On March 13, 2026, we entered into a securities purchase agreement with certain institutional and accredited investors for a private placement, or the Private Placement, of 10,833,331 shares of our common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.7 million, before deducting offering costs of approximately $0.3 million. We intend to use the net proceeds from the Private Placement to primarily support our EBD program, including ongoing preclinical development work to support the nomination of a lead clinical candidate molecule, and for working capital and other general corporate purposes.
During the three months ended March 31, 2026 and 2025, no shares of our common stock were issued under our at-the-market offering program, or the ATM. Since inception, we have issued 2,068,246 shares of our common stock under the ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $20.7 million and $28.8 million for the three months ended March 31, 2026 and 2025, respectively. Approximately $16.5 million, or 79%, of the net loss for the three months ended March 31, 2026 was due to research and development spending. As of March 31, 2026, we had an accumulated deficit of $467.2 million and cash and cash equivalents and marketable securities of $128.4 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance sabirnetug in clinical development, seek to expand our product candidate portfolio through developing additional product candidates, and incur additional costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
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
We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, we expect that our current balance of cash and cash equivalents and marketable securities will fund our operations into early 2027, but we believe it will not be enough to fund our operations for at least 12 months from the date of issuance of our financial statements included in this Quarterly Report on Form 10-Q. Our cash forecast contains estimates and assumptions related to our ongoing clinical trial and other research and development expenses, and we cannot predict the amount or timing of all expenditures with certainty. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern. See “Liquidity, Capital Resources and Going Concern.”
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
As we currently only have one product candidate, sabirnetug, in clinical development, we do not separately track expenses by program. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 28% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will continue to increase substantially in connection with our continued clinical development activities for sabirnetug.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses
Research and development	$16,484	$25,266	$(8,782)	(35)%
General and administrative	4,665	5,104	(439)	(9)%
Total operating expenses	21,149	30,370	(9,221)	(30)%
Loss from operations	(21,149)	(30,370)	9,221	30%
Other income (expense)
Interest income	1,064	2,471	(1,407)	(57)%
Interest expense	(1,069)	(1,023)	(46)	(4)%
Change in fair value of embedded derivatives	460	190	270	*
Other income (expense), net	(43)	(64)	21	(33)%
Total other income	412	1,574	(1,162)	(74)%
Net loss	$(20,737)	$(28,796)	$8,059	(28)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $16.5 million and $25.3 million for the three months ended March 31, 2026 and 2025, respectively. The $8.8 million decrease was primarily due to reductions of $6.7 million for manufacturing and materials costs and $3.4 million for CRO costs, which are both associated with our ALTITUDE-AD clinical trial. Partially offsetting these decreased expenses were increases of $1.0 million for other clinical trial expenses and $0.3 million for personnel-related costs.
General and Administrative Expenses
General and administrative expenses were $4.7 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively. The $0.4 million decrease was primarily due to reductions in legal fees of $0.3 million, audit and other accounting services expenses of $0.1 million, consulting expenses of $0.1 million and insurance expenses of $0.1 million, partially offset by an increase for personnel-related costs of $0.2 million.
Other Income (Expense)
Other income was $0.4 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The $1.2 million decrease was primarily attributable to a $1.4 million decrease in interest income on our portfolio of marketable securities due primarily to a lower average investment balance during the three months ended March 31, 2026, with the utilization of cash from investment maturities supporting our ongoing operating cash needs. Additionally, there was a $0.1 million increase in interest expense. Offsetting these items was the increased income recognized with the change in fair value of our embedded derivatives related to our Loan Agreement of $0.3 million.
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
During the three months ended March 31, 2026 and 2025, no shares of common stock were issued under our ATM. We have issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.

On March 13, 2026, we entered into a Private Placement of 10,833,331 shares of our common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.7 million, before deducting offering costs of approximately $0.3 million. We intend to use the net proceeds from the Private Placement to primarily support our EBD program, including ongoing preclinical development work to support the nomination of a lead clinical candidate molecule, and for working capital and other general corporate purposes.
As of March 31, 2026, we had cash and cash equivalents and marketable securities totaling $128.4 million. Our available-for-sale marketable securities mature in less than one year. We could exhaust our available capital resources sooner than we expect, including if we decide to initiate other clinical trials or programs. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, we do not expect the current balance of our cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of issuance of our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. The current balance of our cash and cash equivalents and marketable securities is expected to fund our operations into early 2027. Accordingly, management has concluded that substantial doubt exists regarding our ability to continue as a going concern.
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

Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(24,128)	$(34,121)
Net cash (used in) provided by investing activities	(13,807)	28,689
Net cash provided by (used in) financing activities	35,742	(36)
Net change in cash and cash equivalents and restricted cash	$(2,193)	$(5,468)
Operating Activities
The decrease in net cash used in operations of $10.0 million to $24.1 million for the three months ended March 31, 2026, from $34.1 million for the three months ended March 31, 2025, is primarily attributable to a decrease in net loss for the three months ended March 31, 2026 of $8.1 million, an increase in noncash adjustments of $0.3 million and working capital changes of $1.6 million. Significant noncash items consisted of a decrease in noncash income for amortization and accretion on marketable securities of $0.6 million and the change in fair value of embedded derivatives of $0.3 million. Working capital changes contributed $1.6 million to the reduction in cash used in operations, including decreases in cash used for accounts payable and accrued clinical trial expenses of $5.6 million and $1.4 million, respectively, which were partially offset by an increase in cash used for accrued expenses and other liabilities of $5.1 million and a decrease in cash provided by prepaid expenses and other current assets of $0.3 million.
Investing Activities
Net cash used in investing activities increased by $42.5 million to $13.8 million for the three months ended March 31, 2026 from cash provided by investing activities of $28.7 million for the three months ended March 31, 2025. This increase was primarily due to a decrease in proceeds from maturities and sales of marketable securities of $36.8 million, and an increase in purchases of marketable securities of $5.8 million, partially offset by a $0.1 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 increased by $35.8 million from net cash used in financing activities of less than $0.1 million during the three months ended March 31, 2025. Cash provided by financing activities during the three months ended March 31, 2026 was primarily due to net proceeds of $35.7 million from the issuance of common stock in connection with the Private Placement and $0.1 million from the exercise of stock options, which was partially offset by $0.1 million paid for employee withholding taxes resulting from the repurchase of common shares following the vesting of RSUs.
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
Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least 12 months following the date of issuance of our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. We could exhaust our available capital resources sooner than we expect, including if we decide to initiate other clinical trials or programs. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than anticipated if we choose to expand more rapidly than we presently anticipate.
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
•our progress and success in investigating EBD therapy for AD;
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended March 31, 2026, our officers and directors took the following actions with respect to 10b5-1 trading plans:
On March 31, 2026, Matthew Zuga, our Chief Financial Officer and Chief Business Officer, terminated a Rule 10b5-1 trading plan that had been adopted on December 31, 2025 that provided that Mr. Zuga, acting through a broker, could sell (1) up to 83,110 shares of our common stock received upon the settlement of RSU awards granted to Mr. Zuga as equity incentive compensation, which sales were eligible to occur from April 6, 2026 to April 6, 2027; and (2) 343,294 shares of our common stock received upon the exercise of option awards granted to Mr. Zuga as equity incentive compensation, which sales were eligible to occur from April 6, 2026 to April 6, 2027.
On March 31, 2026, Jeffery Ives, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan that provides that Mr. Ives, acting through a broker, may sell (1) up to 12,800 shares of our common stock received upon the settlement of RSU awards granted to Mr. Ives as equity compensation, which sales may occur from June 30, 2026 to June 30, 2027; and (2) 44,500 shares of our common stock received upon the exercise of option awards granted to Mr. Ives as equity compensation, which sales may occur from June 30, 2026 to June 30, 2027.

On March 31, 2026, Derek Meisner, our Chief Legal Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Meisner, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 99,133 RSU awards granted to Mr. Meisner as equity incentive compensation, which sales may occur from January 19, 2027 to January 31, 2029. On March 31, 2026, Mr. Meisner also entered into a separate Rule 10b5-1 trading plan that provides that Mr. Meisner, acting through a broker, may sell up to (1) 702,548 shares of common stock received upon the exercise of option awards granted to Mr. Meisner as equity incentive compensation, which sales may occur from October 1, 2026 through September 30, 2030; and (2) 173,999 shares of common stock received upon the vesting of RSU awards granted to Mr. Meisner as equity incentive compensation, which sales may occur from January 5, 2027 to September 30, 2030.
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

ACUMEN PHARMACEUTICALS, INC.

Date: May 12, 2026	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)