Form 10-Q
period 2026-06-30
Acumen Pharmaceuticals, Inc.
filed 2026-08-12
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the registrant had 72,317,285 shares of common stock, par value $0.0001 per share, outstanding.

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
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize sabirnetug or ACU301 and ACU401, the Aβ oligomer-targeted Enhanced Brain Delivery™ (EBD™) product candidates that we licensed pursuant to our collaboration with JCR Pharmaceuticals Co. Ltd., in each case subject to obtaining necessary regulatory approvals, and our ability to continue as a going concern;
•the ability of our clinical trials to demonstrate the safety and efficacy of sabirnetug, and other positive results;
•the therapeutic potential of sabirnetug, including its potential for improved safety and efficacy, as compared to other monoclonal antibodies approved and/or in development, and of ACU301 and ACU401, as well as our expectations concerning our ongoing ALTITUDE-AD clinical trial and any future clinical trials we may conduct;
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
•our reliance on third parties to conduct both preclinical studies related to ACU301 and ACU401 and clinical trials of sabirnetug, as well as any other product candidates we may develop, and to manufacture sabirnetug, ACU301 and ACU401, as well as any other product candidates we may develop, for nonclinical studies and clinical trials;
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
•potential claims relating to or seeking to invalidate our intellectual property;
•existing regulations and regulatory developments in the United States and other jurisdictions;
•our ability to obtain and maintain regulatory approval of sabirnetug or any other product candidates we may develop, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•the impacts of governmental legislation and regulations;
•our plans relating to the further development and manufacturing of sabirnetug, ACU301 and ACU401, as well as any other product candidates we may develop, including additional therapeutic indications we may pursue;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,443	$53,989
Marketable securities	50,754	62,876
Prepaid expenses and other current assets	5,316	5,387
Total current assets	115,513	122,252
Restricted cash	231	231
Other assets, long-term	263	350
Total assets	$116,007	$122,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,379	$554
Accrued clinical trial expenses	6,263	10,616
Accrued expenses and other current liabilities	7,533	10,072
Debt, short-term	19,673	8,765
Total current liabilities	46,848	30,007
Debt, long-term	11,896	22,396
Total liabilities	58,744	52,403
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 72,314,714 and 60,575,369 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	557,186	516,803
Accumulated deficit	(499,917)	(446,462)
Accumulated other comprehensive (loss) income	(13)	83
Total stockholders’ equity	57,263	70,430
Total liabilities and stockholders’ equity	$116,007	$122,833
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$27,809	$37,125	$44,293	$62,391
General and administrative	4,747	4,625	9,412	9,729
Total operating expenses	32,556	41,750	53,705	72,120
Loss from operations	(32,556)	(41,750)	(53,705)	(72,120)
Other income (expense)
Interest income	1,111	2,015	2,175	4,486
Interest expense	(1,094)	(1,046)	(2,163)	(2,069)
Change in fair value of embedded derivatives	(160)	(40)	300	150
Other expense, net	(19)	(129)	(62)	(193)
Total other (expense) income	(162)	800	250	2,374
Net loss	(32,718)	(40,950)	(53,455)	(69,746)
Other comprehensive gain (loss)
Unrealized (loss) gain on marketable securities	(34)	8	(96)	71
Comprehensive loss	$(32,752)	$(40,942)	$(53,551)	$(69,675)
Net loss per common share, basic and diluted	$(0.45)	$(0.68)	$(0.79)	$(1.15)
Weighted-average shares outstanding, basic and diluted	72,250,694	60,573,425	67,759,940	60,549,658
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2026	72,227,580	$7	$554,647	$(467,199)	$21	$87,476
Private placement offering costs	—	—	(12)	—	—	(12)
Issuance of common stock for restricted stock units	64,000	—	—	—	—	—
Stock options exercised for cash	23,134	—	27	—	—	27
Unrealized loss on marketable securities	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	2,524	—	—	2,524
Net loss	—	—	—	(32,718)	—	(32,718)
Balance as of June 30, 2026	72,314,714	$7	$557,186	$(499,917)	$(13)	$57,263
For the Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	60,573,425	$6	$509,423	$(353,923)	$15	$155,521
Unrealized gain on marketable securities	—	—	—	—	8	8
Stock-based compensation	—	—	2,498	—	—	2,498
Net loss	—	—	—	(40,950)	—	(40,950)
Balance as of June 30, 2025	60,573,425	$6	$511,921	$(394,873)	$23	$117,077
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	60,575,369	$6	$516,803	$(446,462)	$83	$70,430
Issuance of common stock in connection with the private placement, net of offering costs of $309	10,833,331	1	35,440	—	—	35,441
Issuance of common stock for restricted stock units, net of shares withheld for taxes	791,052	—	(149)	—	—	(149)
Stock options exercised for cash	114,962	—	172	—	—	172
Unrealized loss on marketable securities	—	—	—	—	(96)	(96)
Stock-based compensation	—	—	4,920	—	—	4,920
Net loss	—	—	—	(53,455)	—	(53,455)
Balance as of June 30, 2026	72,314,714	$7	$557,186	$(499,917)	$(13)	$57,263
For the Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	60,094,083	$6	$506,985	$(325,127)	$(48)	$181,816
Issuance of common stock for restricted stock units, net of shares withheld for taxes	446,756	—	(73)	—	—	(73)
Stock options exercised for cash	32,586	—	37	—	—	37
Unrealized gain on marketable securities	—	—	—	—	71	71
Stock-based compensation	—	—	4,972	—	—	4,972
Net loss	—	—	—	(69,746)	—	(69,746)
Balance as of June 30, 2025	60,573,425	$6	$511,921	$(394,873)	$23	$117,077
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(53,455)	$(69,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	31
Stock-based compensation expense	4,920	4,972
Amortization of premiums and accretion of discounts on marketable securities, net	(161)	(644)
Change in fair value of embedded derivatives	(300)	(150)
Amortization of right-of-use asset	68	61
Realized gain on marketable securities	(6)	(3)
Noncash interest expense	708	613
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	71	1,714
Other long-term assets	(4)	18
Accounts payable	12,825	(3,545)
Accrued clinical trial expenses	(4,353)	(4,236)
Accrued expenses and other liabilities	(2,539)	4,962
Net cash used in operating activities	(42,203)	(65,953)
Cash flows from investing activities
Purchases of marketable securities	(40,823)	(38,056)
Proceeds from maturities and sales of marketable securities	53,016	105,316
Purchases of property and equipment	—	(88)
Net cash provided by investing activities	12,193	67,172
Cash flows from financing activities
Proceeds from private placement, net of offering costs	35,441	—
Proceeds from exercise of stock options	172	37
Repurchase of common shares to pay employee withholding taxes	(149)	(73)
Net cash provided by (used in) financing activities	35,464	(36)
Net change in cash and cash equivalents and restricted cash	5,454	1,183
Cash and cash equivalents and restricted cash at the beginning of the period	54,220	35,859
Cash and cash equivalents and restricted cash at the end of the period	$59,674	$37,042
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,463	$1,464
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AβOs”), which are globular assemblies of the amyloid-beta (“Aβ”) peptide that are distinct from Aβ monomers and amyloid plaques. Based on decades of research and supporting evidence, AβOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial, and plans to announce top-line results in late 2026. Top-line results are expected to include the difference compared to placebo after 18 months as measured by the Integrated Alzheimer’s Disease Rating Scale, our primary clinical efficacy endpoint, as well as key secondary endpoints, such as Clinical Dementia Rating – Sum of the Boxes, certain safety measures such as adverse event rates, including rates of amyloid-related imaging abnormalities, and key fluid biomarkers. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AβOs. In July 2023, the Company announced top-line results from its Phase 1 INTERCEPT-AD clinical trial of sabirnetug, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. In addition, the Company is investigating a subcutaneous dosing option of sabirnetug, as well as a blood-brain barrier-penetrating, Aβ oligomer-targeted Enhanced Brain Delivery™ (EBD™) therapy for AD.

In June 2026, the Company announced the nomination of two EBD development candidates for the treatment of AD pursuant to its collaboration agreement with JCR Pharmaceuticals Co. Ltd. (“JCR”) and the exercise of its option pursuant to the collaboration agreement to license and develop such development candidates. See additional information in Note 10. Commitments and Contingencies.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity, Capital Resources and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements-Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred operating losses since inception. As of June 30, 2026, the Company had an accumulated deficit of $499.9 million and had cash and cash equivalents and marketable securities of $110.2 million. The Company expects to incur additional losses for the foreseeable future as it continues its research and development activities and will need to raise additional capital to fully implement its business plan and to fund its operations. Until such time, if ever, as the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any such financing will be available to the Company at adequate levels and on a timely basis, or such agreements may not be available on terms acceptable to the Company, or at all. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts if it is unable to maintain sufficient financial resources, and its business, financial condition and results of operations will be materially and adversely affected. The Company expects that its current balance of cash and cash equivalents and marketable securities may not be sufficient to fund its operations for at least 12 months from the date of issuance of these financial statements. The Company’s cash forecast contains estimates and assumptions related to its ongoing clinical trial and other research and development expenses, and the Company cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $59.3 million and $53.7 million in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$59,443	$53,989
Restricted cash	231	231
Total cash, cash equivalents and restricted cash	$59,674	$54,220
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
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	June 30,
	2026	2025
Shares issuable upon exercise of stock options	15,441,098	12,539,238
Shares issuable upon conversion election for term loan facility	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	3,058,771	1,917,293
Total	20,218,780	16,175,442
Segment Information
Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its chief executive officer. The Company has one operating segment focused on the research and development of treatments for AD, including both sabirnetug and its EBD therapy. See Note 9 – Segment Reporting.
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
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The standard is intended to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. As of June 30, 2026, the Company had no induced conversions. The Company adopted this standard on a prospective basis on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.
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
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$28,944	$10	$(12)	$28,942
Government and agency - U.S.	21,823	—	(11)	21,812
Total available-for-sale securities, short-term	$50,767	$10	$(23)	$50,754

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$62,793	$88	$(5)	$62,876
Total available-for-sale securities, short-term	$62,793	$88	$(5)	$62,876
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

	June 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$12,395	$(12)	$—	$—	$12,395	$(12)
Government and agency - U.S.	21,812	(11)	—	—	21,812	(11)
Total	$34,207	$(23)	$—	$—	$34,207	$(23)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)
Total	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
As of June 30, 2026, all of the Company’s available-for-sale securities mature in less than one year. As noted in the table above, none of the Company’s available-for-sale marketable securities as of June 30, 2026 have been in an unrealized loss position for more than 12 months. As of December 31, 2025, some of the Company’s available-for-sale securities had been in an unrealized loss position for more than 12 months; however, the losses were immaterial. The Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three and six months ended June 30, 2026 and 2025. The Company recorded immaterial realized gains during the six months ended June 30, 2026 and 2025. No realized gains were recorded during the three months ended June 30, 2026 and 2025.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of June 30, 2026 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2026
Assets included in:
Cash and cash equivalents
Money market securities	$59,289	$—	$—	$59,289
Marketable securities
Corporate debt securities	—	28,942	—	28,942
Government and agency - U.S.	—	21,812	—	21,812
Total fair value	$59,289	$50,754	$—	$110,043
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$1,130	$1,130
Total fair value	$—	$—	$1,130	$1,130

	Fair value measurements as of December 31, 2025 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Assets included in:
Cash and cash equivalents
Money market securities	$53,708	$—	$—	$53,708
Marketable securities
Corporate debt securities	—	62,876	—	62,876
Total fair value	$53,708	$62,876	$—	$116,584
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$1,430	$1,430
Total fair value	$—	$—	$1,430	$1,430
The carrying values reported in the Company’s condensed balance sheets for cash (excluding cash equivalents, which are recorded at fair value on a recurring basis), restricted cash, accounts payable, accrued clinical trial expenses and accrued

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.
The carrying amount of the Company’s debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s debt, long-term. Certain features of the Company’s term loan facility (the “Term Loan”) were determined to be embedded derivatives requiring separate measurement from the loan host instrument. For additional information regarding the Term Loan, see Note 6. Debt.
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
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2026 (in thousands):

Balance, December 31, 2025	$1,430
Change in fair value of embedded derivatives	(300)
Balance, June 30, 2026	$1,130
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026
	Prepaid Expenses and Other Current Assets	Other Assets, Long-Term	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,763	$24	$3,787
Other receivables	1,005	—	1,005
Dues and subscriptions	246	—	246
Prepaid insurance	128	—	128
Property and equipment, net (1)	—	80	80
Right-of-use asset	—	72	72
Other	174	87	261
Total	$5,316	$263	$5,579

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Assets, Long-Term	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,527	$29	$3,556
Other receivables	625	—	625
Prepaid insurance	601	—	601
Dues and subscriptions	368	—	368
Right-of-use asset	—	140	140
Property and equipment, net (1)	—	103	103
Other	266	78	344
Total	$5,387	$350	$5,737
(1) As of June 30, 2026 and December 31, 2025, accumulated depreciation totaled approximately $0.1 million and $0.2 million, respectively.
Accrued expenses and other current liabilities as of June 30, 2026 consisted of the following (in thousands):

Accrued Expenses and Other Current Liabilities
Research and development	4,638
Compensation and other employee liabilities	$2,409
Interest	241
Operating lease liability	77
Other	168
Total	$7,533
Accrued expenses and other current liabilities as of December 31, 2025 consisted of the following (in thousands):

Accrued Expenses and Other Current Liabilities
Research and development	$5,427
Compensation and other employee liabilities	4,066
Interest	249
Operating lease liability	150
Other	180
Total	$10,072
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Outstanding debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Principal value of Term Loan, including Final Payment of $1,635	$31,635	$31,635
Fair value of bifurcated embedded derivatives	1,130	1,430
Unamortized debt discount	(1,196)	(1,904)
Total	31,569	31,161
Less: debt, short-term	19,673	8,765
Total debt, long-term	$11,896	$22,396
The following table provides the components of interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense based on the coupon interest rate of the outstanding debt	$732	$732	$1,455	$1,456
Accretion of debt discount	362	314	708	613
Total interest expense related to debt	$1,094	$1,046	$2,163	$2,069

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
For the three and six months ended June 30, 2026 the effective interest rate for the Term Loan was 14.8% and 14.6%, respectively. For the three and six months ended June 30, 2025 the effective interest rate for the Term Loan was 14.1% and 14.0%, respectively.
As of June 30, 2026, the aggregate principal payments due for the Term Loan by year are as follows (in thousands):

Year ended December 31, 2026	$10,104
Year ended December 31, 2027	21,531
Total principal payments due for Term Loan	$31,635
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of June 30, 2026, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock issued and outstanding is entitled to one vote.
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
During the six months ended June 30, 2026 and 2025, the Company did not sell any shares of common stock under the ATM. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Units
During the six months ended June 30, 2026 and 2025, the Company issued 791,052 and 446,756 shares, respectively, of its common stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of its common stock at an exercise price of $1.95 with a ten-year contractual term and an allocated fair value of $1.1 million. This equity-classified warrant is outstanding as of June 30, 2026.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s board of directors and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of June 30, 2026, there were 3,028,936 options outstanding under the 2013 Plan. On June 3, 2026, Acumen’s stockholders approved the adoption of the Company’s Amended and Restated 2021 Equity Incentive Plan (the “Amended and Restated 2021 Plan”) to (i) increase the number of shares available for issuance by 10,000,000 shares, (ii) remove the automatic “evergreen” share pool increase provision, and (iii) prohibit repricing of stock options without stockholder approval (other than in connection with certain corporate transactions).
Prior to the effectiveness of the Amended and Restated 2021 Plan, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increased on January 1 of each calendar year, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or a lesser number of shares determined by the board of directors prior to the applicable January 1. On January 1, 2026, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increased by 3,028,768 shares.
The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the Amended and Restated 2021 Plan is 29,040,630. As of June 30, 2026, a total of 30,702,193 shares were authorized for issuance under the Amended and Restated 2021 Plan and 10,453,627 shares remained available for issuance under the Amended and Restated 2021 Plan.
The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its condensed statements of operations and comprehensive loss for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$1,462	$1,491	$2,828	$2,983
Research and development	1,062	1,007	2,092	1,989
Total stock-based compensation	$2,524	$2,498	$4,920	$4,972

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the six months ended June 30, 2026 and 2025 with the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.70% - 4.34%	3.93% - 4.52%
Expected term (in years)	1.0 - 6.0	1.0 - 6.0
Expected volatility	84% - 90%	76% - 92%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $1.47 per share and $1.26 per share, respectively.
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
The following table reflects summarized stock option activity during the six months ended June 30, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	12,578,766	$3.46
Granted	3,135,539	$1.97
Exercised	(114,962)	$1.50
Forfeited	(65,286)	$2.11
Expired	(92,959)	$2.32
Outstanding as of June 30, 2026	15,441,098	$3.18	7.1	$362
Vested and exercisable as of June 30, 2026	9,634,417	$3.61	6.0	$351
The intrinsic value of stock options exercised during the six months ended June 30, 2026 was approximately $0.1 million and the intrinsic value of stock options exercised during the six months ended June 30, 2025 was immaterial. As of June 30, 2026, total unrecognized compensation costs related to unvested stock option awards were approximately $10.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Units
RSUs granted to employees vest in equal annual installments on the first three anniversaries of the grant date and RSUs granted to members of the Company’s board of directors vest in full on the first anniversary of the grant date.
The following table reflects summarized RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	1,907,976	$2.93
Granted	2,045,683	$1.97
Vested	(869,203)	$3.28
Forfeited	(25,685)	$1.93
Unvested as of June 30, 2026	3,058,771	$2.20
As of June 30, 2026, total unrecognized compensation costs related to unvested RSUs were approximately $5.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2026, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 605,754 shares. As of June 30, 2026, there are a total of 2,975,783 shares reserved for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.
NOTE 9. SEGMENT REPORTING
The Company manages its operations as a single reportable segment which includes research and development efforts for the treatment of AD. The CODM assesses performance and allocates resources for the segment based on segment net loss, which is reported on the statement of operations and comprehensive loss as net loss. The CODM uses segment net loss to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals and make decisions regarding the allocation of resources. Substantially all long-lived assets are located in the United States. The measure of segment assets is reported on the balance sheet as total assets.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table presents selected financial information about the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development
External costs	$22,418	$31,559	$33,177	$50,986
Internally managed costs (1)	4,329	4,556	9,024	9,409
General and administrative (2)	3,274	3,121	6,561	6,722
Other segment expenses (3)	2,535	2,514	4,943	5,003
Other expense (income), net	162	(800)	(250)	(2,374)
Segment net loss	$32,718	$40,950	$53,455	$69,746

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
In July 2025, the Company entered into a collaboration, option and license agreement with JCR to develop an Aß oligomer-targeted EBD™ therapy for the treatment of AD. Under the terms of the agreement, the Company paid JCR an upfront license payment, which was recognized as in-process research and development expense during the year ended December 31, 2025. In June 2026, the Company nominated two EBD development candidates for the treatment of AD pursuant to its collaboration agreement with JCR and exercised its exclusive option to license and develop such development candidates. The option exercise payment of $9.25 million was recognized as in-process research and development expense during the three and six months ended June 30, 2026 and was paid to JCR in July 2026. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration.
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
In November 2022, the Company entered into a License Agreement (the “Lonza License Agreement”) with Lonza Sales AG (“Lonza”). Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug (the “Lonza Product”). Under the terms of the Lonza License Agreement, in consideration of the licenses and consents granted to the Company, the Company paid an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six figures and a royalty of less

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
than 1% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid-six figures per sublicense and a royalty on net sales in the low single digits where a third party manufactures the Lonza Product. These payment obligations expire ten years from the first commercial sales of the Lonza Product in such country of sale.

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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AβOs, which are globular assemblies of the amyloid-beta, or Aβ, peptide that are distinct from Aβ monomers and amyloid plaques. Based on decades of research and supporting evidence, AβOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial. We plan to announce top-line results in late 2026. Top-line results are expected to include the difference compared to placebo after 18 months as measured by the Integrated Alzheimer’s Disease Rating Scale, or iADRS, our primary clinical efficacy endpoint, as well as key secondary endpoints, such as Clinical Dementia Rating – Sum of the Boxes, or CDR-SB, certain safety measures such as adverse event rates, including amyloid-related imaging abnormalities, or ARIA rates, and key biomarkers. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. We plan to use iADRS at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic and pharmacodynamic modeling of our Phase 1 INTERCEPT-AD clinical trial of sabirnetug. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AβOs. In July 2023, we announced top-line results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
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
In addition, we are investigating a blood-brain barrier-penetrating, Aβ oligomer-targeted Enhanced Brain Delivery™ (EBD™) therapy for the treatment of AD. In March 2026, we announced certain preclinical data from EBD candidates, including in vitro, in vivo and non-human primate study results, supporting the advancement of the EBD program: (1) EBD candidates achieved 14-40x higher brain levels in non-human primates compared to native antibodies 24 hours after dosing; (2) hematology data in non-human primates indicated low potential for anemia, including that, at 24 hours after subcutaneous dosing, EBD candidates demonstrated no observed change in red blood cell count, hematocrit, hemoglobin or reticulocyte count; and (3) favorable stability profile and enhanced brain delivery support a path to subcutaneous administration with low-volume devices. Following this robust preclinical data from both in vitro and in vivo studies, in June 2026 we announced the nomination of two EBD development candidates, ACU301 and ACU401. Based on these developments, an investigational new drug, or IND, application for the lead candidate is targeted for mid-2027. This stems from our July 2025 entry into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd., or JCR, to develop an Aβ oligomer-targeted EBD therapy for the treatment of AD. Under the terms of the agreement, during the year ended December 31, 2025, we made an upfront license payment to JCR and, in June 2026, we exercised our exclusive option to develop two EBD development candidates, which required an option exercise payment of $9.25 million that was paid to JCR in July 2026. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens Acumen’s portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.
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
On March 13, 2026, we entered into a securities purchase agreement with certain institutional and accredited investors for a private placement, or the Private Placement, of 10,833,331 shares of our common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.7 million, before deducting offering costs of approximately $0.3 million. We intend to continue to use the net proceeds from the Private Placement to primarily support our EBD program, including ongoing preclinical development work to support the nomination of a lead clinical candidate molecule, and for working capital and other general corporate purposes.
During the six months ended June 30, 2026 and 2025, no shares of our common stock were issued under our at-the-market offering program, or the ATM. Since inception, we have issued 2,068,246 shares of our common stock under the ATM, for net proceeds of $7.9 million, or $3.84 per share.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $53.5 million and $69.7 million for the six months ended June 30, 2026 and 2025, respectively. Approximately $44.3 million, or 83%, of the net loss for the six months ended June 30, 2026 was due to research and development spending. As of June 30, 2026, we had an accumulated deficit of $499.9 million and cash and cash equivalents and marketable securities of $110.2 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we continue clinical development activities for sabirnetug, advance our EBD program, seek to expand our product candidate portfolio through developing additional product candidates, and incur ongoing costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
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
We do not separately track expenses by program as we currently have only one clinical-stage product candidate, sabirnetug, and our pre-clinical EBD development candidates, all of which are focused on the research and development of treatments for AD. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 21% of our total research and development expenses. Our research and development expenses increased substantially since initiating the clinical trial program for sabirnetug in 2021. We expect that our research and development expenses will increase substantially in connection with our continued clinical development activities for sabirnetug and the advancement of our EBD program.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Operating expenses
Research and development	$27,809	$37,125	$(9,316)	(25)%
General and administrative	4,747	4,625	122	3%
Total operating expenses	32,556	41,750	(9,194)	(22)%
Loss from operations	(32,556)	(41,750)	9,194	(22)%
Other income (expense)
Interest income	1,111	2,015	(904)	(45)%
Interest expense	(1,094)	(1,046)	(48)	5%
Change in fair value of embedded derivatives	(160)	(40)	(120)	*
Other expense, net	(19)	(129)	110	*
Total other (expense) income	(162)	800	(962)	(120)%
Net loss	$(32,718)	$(40,950)	$8,232	(20)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $27.8 million and $37.1 million for the three months ended June 30, 2026 and 2025, respectively. The $9.3 million decrease was primarily due to reductions of $15.2 million for manufacturing and materials costs and $3.3 million for CRO costs, which are both associated with our ALTITUDE-AD clinical trial. Additionally, we realized a decrease of $0.4 million for other research and development expenses. Partially offsetting the decreased expenses were increases of $9.3 million for license agreement expenses related to the option exercise payment owed to JCR for our exclusive option to license and develop two EBD development candidates and $0.3 million for other clinical trial expenses.
General and Administrative Expenses
General and administrative expenses were $4.7 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively. The $0.1 million increase was primarily due to increases in personnel costs of $0.2 million and legal fees of $0.1 million, partially offset by decreases for insurance expenses of $0.1 million and consulting expenses of $0.1 million.

Other Income (Expense)
Other expense was $0.2 million for the three months ended June 30, 2026, as compared to other income of $0.8 million for the three months ended June 30, 2025. The $1.0 million decrease was primarily attributable to a $0.9 million decrease in interest income on our portfolio of marketable securities due primarily to a lower average investment balance during the three months ended June 30, 2026, with the utilization of cash from investment maturities supporting our ongoing operating cash needs. Additionally, for the three months ended June 30, 2026, there was $0.1 million of increased expense recognized with the change in fair value of our embedded derivative related to the Loan Agreement.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Operating expenses
Research and development	$44,293	$62,391	$(18,098)	(29)%
General and administrative	9,412	9,729	(317)	(3)%
Total operating expenses	53,705	72,120	(18,415)	(26)%
Loss from operations	(53,705)	(72,120)	18,415	(26)%
Other income (expense)
Interest income	2,175	4,486	(2,311)	(52)%
Interest expense	(2,163)	(2,069)	(94)	5%
Change in fair value of embedded derivatives	300	150	150	*
Other expense, net	(62)	(193)	131	*
Total other income	250	2,374	(2,124)	(89)%
Net loss	$(53,455)	$(69,746)	$16,291	(23)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $44.3 million and $62.4 million for the six months ended June 30, 2026 and 2025, respectively. The $18.1 million decrease was primarily due to reductions of $21.9 million for manufacturing and materials costs and $6.7 million for CRO costs, which are both associated with our ALTITUDE-AD clinical trial. Additionally, we realized decreases of $0.6 million for other research and development expenses and $0.3 million for research and development contractors and consultants. Partially offsetting the decreased expenses were increases of $9.3 million for license agreement expenses related to the option exercise payment owed to JCR for our exclusive option to license and develop two EBD development candidates, $1.4 million for other clinical trial expenses, $0.5 million for personnel-related costs and $0.2 million for shipping and storage costs.
General and Administrative Expenses
General and administrative expenses were $9.4 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively. The $0.3 million decrease was primarily due to reductions in consulting expenses of $0.2 million, insurance expenses of $0.2 million, audit and other accounting services expenses of $0.1 million, and $0.1 million for legal fees, partially offset by an increase in personnel costs of approximately $0.3 million.
Other Income (Expense)
Other income was $0.3 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively. The $2.1 million decrease was primarily attributable to a $2.3 million decrease in interest income on our portfolio of marketable securities due primarily to a lower average investment balance during the six months ended June 30, 2026 with the utilization of cash from investment maturities supporting our ongoing operating cash needs. This decrease was partially offset by increased income of $0.2 million associated with the change in fair value of our embedded derivatives related to the Loan Agreement.

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
During the six months ended June 30, 2026 and 2025, no shares of common stock were issued under our ATM. We have issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.

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
As of June 30, 2026, we had cash and cash equivalents and marketable securities totaling $110.2 million. Our available-for-sale marketable securities mature in less than one year. We could exhaust our available capital resources sooner than we expect, including if we decide to initiate other clinical trials or programs. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, we do not expect the current balance of our cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of issuance of our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. The current balance of our cash and cash equivalents and marketable securities is expected to fund our operations into early 2027. Accordingly, management has concluded that substantial doubt exists regarding our ability to continue as a going concern.
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

Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(42,203)	$(65,953)
Net cash provided by investing activities	12,193	67,172
Net cash provided by (used in) financing activities	35,464	(36)
Net change in cash and cash equivalents and restricted cash	$5,454	$1,183
Operating Activities
The decrease in net cash used in operations of $23.8 million to $42.2 million for the six months ended June 30, 2026, from $66.0 million for the six months ended June 30, 2025, is primarily attributable to a decrease in net loss for the six months ended June 30, 2026 of $16.3 million, an increase in noncash adjustments of $0.4 million and working capital changes of $7.1 million. Significant noncash items consisted of a decrease in noncash income for amortization and accretion on marketable securities of $0.5 million and the change in fair value of embedded derivatives of $0.2 million. Working capital changes contributed $7.1 million to the reduction in cash used in operations, including a decrease in cash used for accounts payable of $16.4 million, which was partially offset by an increase in cash used for accrued expenses and other liabilities of $7.5 million, a decrease in cash provided by prepaid expenses and other current assets of $1.6 million and an increase in cash used for accrued clinical trial expenses of $0.1 million.
Investing Activities
Net cash provided by investing activities decreased by $55.0 million to $12.2 million for the six months ended June 30, 2026 from $67.2 million for the six months ended June 30, 2025. This decrease was primarily due to a decrease in proceeds from maturities and sales of marketable securities of $52.3 million and an increase in purchases of marketable securities of $2.8 million, partially offset by a $0.1 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 increased to $35.5 million from net cash used in financing activities of less than $0.1 million during the six months ended June 30, 2025. Cash provided by financing activities during the six months ended June 30, 2026 was primarily due to net proceeds of $35.4 million from the issuance of common stock in connection with the Private Placement and an increase of $0.1 million from the exercise of stock options, which were partially offset by an increase of $0.1 million paid for employee withholding taxes resulting from the repurchase of common shares following the vesting of RSUs.
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
Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, as well as tariff policy and geopolitical tensions between the United States and foreign countries. Additionally, escalation in interest rates may lead financial institutions to become more selective with capital deployment and to tighten lending practices. If we are unable to raise sufficient additional capital on a timely basis, we could be forced to curtail our planned operations and the pursuit of our business strategy, which would have a material adverse effect on the value of our common stock.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:
We anticipate that we will no longer qualify as an “emerging growth company” as of December 31, 2026, but that we will remain a “smaller reporting company.” As a smaller reporting company, we continue to be eligible to utilize certain reduced disclosure requirements, and we cannot be certain if our use of such scaled disclosure requirements will make our common stock less attractive to investors.
As of December 31, 2026 (the last day of the fiscal year following the fifth anniversary of our initial public offering), we anticipate that we will cease to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we will no longer be able to rely on certain exemptions from various reporting and governance requirements that are currently available to us, including the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we were not subject to the same new or revised accounting standards as other public companies during the period we were an emerging growth company. As a result, our financial statements while we were an emerging growth company may not be comparable to companies that complied with new or revised accounting pronouncements as of public company effective dates.
However, we are also a “smaller reporting company” as defined in the Exchange Act, and we anticipate that we will continue to be a smaller reporting company even after we are no longer an emerging growth company. We may continue to qualify as a smaller reporting company until the fiscal year following the determination that the worldwide market value of our voting and non-voting common stock held by non-affiliates is more than $250 million, as measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.
As a smaller reporting company, we are eligible to take advantage of many of the same scaled disclosures available to emerging growth companies, including scaled executive compensation disclosures and the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have elected to utilize the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled disclosure in our SEC filings will result in less information about our company being available than for public companies that are not smaller reporting companies.
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
None.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Officer and Director Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended June 30, 2026, our officers and directors took the following actions with respect to 10b5-1 trading plans:
On June 29, 2026, Daniel O’Connell, our Chief Executive Officer and a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Mr. O’Connell, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 299,800 RSU awards granted to Mr. O’Connell as equity compensation, which sales may occur from January 21, 2027 to December 31, 2029. On June 30, 2026, Mr.O’Connell also entered into a separate Rule 10b5-1 trading plan that provides that Mr. O’Connell, acting through a broker, may sell (1) 294,858 shares of our common stock and (2) 418,903 shares of our common stock received upon the exercise of option awards granted to Mr.O’Connell as equity incentive compensation, which sales may occur from September 29, 2026 to June 30, 2027.
On June 29, 2026, Matthew Zuga, our Chief Financial Officer and Chief Business Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Zuga, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 99,133 RSU awards granted to Mr. Zuga as equity incentive compensation, which sales may occur from January 19, 2027 to December 31, 2029. On June 29, 2026, Mr. Zuga also entered into a separate Rule 10b5-1 plan that provides that Mr. Zuga, acting through a broker, may sell 616,591 shares of our common stock received upon the exercise of option awards granted to Mr. Zuga as equity incentive compensation, which sales may occur from September 28, 2026 to September 28, 2027.
On June 30, 2026, Amy Schacterle, Ph.D., our Chief Regulatory Officer and Head of Quality, entered into a Rule 10b5-1 trading plan that provides that Dr. Schacterle, acting through a broker, may sell 147,500 shares of our common stock received upon the exercise of option awards and 31,133 shares of our common stock received upon the settlement of RSU awards granted to Dr. Schacterle as equity incentive compensation, which sales may occur from October 1, 2026 to December 31, 2027. On June 30, 2026, Dr. Schacterle also entered into a separate Rule 10b5-1 plan that provides that Dr. Schacterle, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 84,600 RSU awards granted to Dr. Schacterle as equity incentive compensation, which sales may occur from January 19, 2027 to December 31, 2029.
Approval of Amended and Restated 2021 Plan
On June 3, 2026, the Company’s stockholders approved the adoption of the Company’s Amended and Restated 2021 Equity Incentive Plan (the “Amended and Restated 2021 Plan”) to (i) increase the number of shares available for issuance under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) by 10,000,000 shares, (ii) remove the automatic

“evergreen” share pool increase provision from the 2021 Plan, and (iii) prohibit repricing of stock options without stockholder approval (other than in connection with certain corporate transactions). This disclosure is qualified in its entirety by reference to the Amended and Restated 2021 Plan, which is filed as Exhibit 10.1 to this Form 10-Q.
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

10.1*+	Acumen Pharmaceuticals, Inc. Amended and Restated 2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Award Agreement and Notice of Exercise and RSU Grant Notice and Award Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACUMEN PHARMACEUTICALS, INC.

Date: August 12, 2026	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)