Form 10-Q
period 2026-09-30
Acumen Pharmaceuticals, Inc.
filed 2026-10-26
CIK 1576885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2026, the registrant had 72,327,320 shares of common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize sabirnetug or ACU301 and ACU401, the Aβ oligomer-targeted Enhanced Brain Delivery™ (EBD®) product candidates that we licensed pursuant to our collaboration with JCR Pharmaceuticals Co. Ltd., in each case subject to obtaining necessary regulatory approvals, and our ability to continue as a going concern;
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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Annual Report”), as supplemented by Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Acumen Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,075	$53,989
Marketable securities	25,529	62,876
Prepaid expenses and other current assets	6,530	5,387
Total current assets	85,134	122,252
Restricted cash	231	231
Other assets, long-term	200	350
Total assets	$85,565	$122,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,056	$554
Accrued clinical trial expenses	8,459	10,616
Accrued expenses and other current liabilities	10,168	10,072
Debt, short-term	20,404	8,765
Total current liabilities	45,087	30,007
Debt, long-term	5,868	22,396
Total liabilities	50,955	52,403
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 72,327,320 and 60,575,369 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	559,914	516,803
Accumulated deficit	(525,286)	(446,462)
Accumulated other comprehensive (loss) income	(25)	83
Total stockholders’ equity	34,610	70,430
Total liabilities and stockholders’ equity	$85,565	$122,833
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$21,113	$21,968	$65,406	$84,359
General and administrative	4,700	4,545	14,112	14,274
Total operating expenses	25,813	26,513	79,518	98,633
Loss from operations	(25,813)	(26,513)	(79,518)	(98,633)
Other income (expense)
Interest income	812	1,639	2,987	6,125
Interest expense	(999)	(1,068)	(3,162)	(3,137)
Change in fair value of embedded derivatives	650	(440)	950	(290)
Other expense, net	(19)	(69)	(81)	(262)
Total other income	444	62	694	2,436
Net loss	(25,369)	(26,451)	(78,824)	(96,197)
Other comprehensive gain (loss)
Unrealized (loss) gain on marketable securities	(12)	86	(108)	157
Comprehensive loss	$(25,381)	$(26,365)	$(78,932)	$(96,040)
Net loss per common share, basic and diluted	$(0.35)	$(0.44)	$(1.14)	$(1.59)
Weighted-average shares outstanding, basic and diluted	72,321,459	60,573,425	69,297,155	60,557,668
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2026	72,314,714	$7	$557,186	$(499,917)	$(13)	$57,263
Stock options exercised for cash	12,606	—	22	—	—	22
Unrealized loss on marketable securities	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	2,706	—	—	2,706
Net loss	—	—	—	(25,369)	—	(25,369)
Balance as of September 30, 2026	72,327,320	$7	$559,914	$(525,286)	$(25)	$34,610
For the Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	60,573,425	$6	$511,921	$(394,873)	$23	$117,077
Unrealized gain on marketable securities	—	—	—	—	86	86
Stock-based compensation	—	—	2,461	—	—	2,461
Net loss	—	—	—	(26,451)	—	(26,451)
Balance as of September 30, 2025	60,573,425	$6	$514,382	$(421,324)	$109	$93,173
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

For the Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	60,575,369	$6	$516,803	$(446,462)	$83	$70,430
Issuance of common stock in connection with the private placement, net of offering costs of $309	10,833,331	1	35,440	—	—	35,441
Issuance of common stock for restricted stock units, net of shares withheld for taxes	791,052	—	(149)	—	—	(149)
Stock options exercised for cash	127,568	—	194	—	—	194
Unrealized loss on marketable securities	—	—	—	—	(108)	(108)
Stock-based compensation	—	—	7,626	—	—	7,626
Net loss	—	—	—	(78,824)	—	(78,824)
Balance as of September 30, 2026	72,327,320	$7	$559,914	$(525,286)	$(25)	$34,610
For the Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	60,094,083	$6	$506,985	$(325,127)	$(48)	$181,816
Issuance of common stock for restricted stock units, net of shares withheld for taxes	446,756	—	(73)	—	—	(73)
Stock options exercised for cash	32,586	—	37	—	—	37
Unrealized gain on marketable securities	—	—	—	—	157	157
Stock-based compensation	—	—	7,433	—	—	7,433
Net loss	—	—	—	(96,197)	—	(96,197)
Balance as of September 30, 2025	60,573,425	$6	$514,382	$(421,324)	$109	$93,173
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(78,824)	$(96,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	46
Stock-based compensation expense	7,626	7,433
Amortization of premiums and accretion of discounts on marketable securities, net	(198)	(919)
Change in fair value of embedded derivatives	(950)	290
Amortization of right-of-use asset	104	93
Realized gain on marketable securities	(6)	(17)
Noncash interest expense	1,048	942
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,143)	1,205
Other long-term assets	11	42
Accounts payable	5,502	(4,966)
Accrued clinical trial expenses	(2,157)	(5,460)
Accrued expenses and other liabilities	96	1,066
Net cash used in operating activities	(68,856)	(96,442)
Cash flows from investing activities
Purchases of marketable securities	(40,823)	(38,056)
Proceeds from maturities and sales of marketable securities	78,266	145,827
Purchases of property and equipment	—	(88)
Net cash provided by investing activities	37,443	107,683
Cash flows from financing activities
Proceeds from private placement, net of offering costs	35,441	—
Repayments of debt	(4,987)	—
Proceeds from exercise of stock options	194	37
Repurchase of common shares to pay employee withholding taxes	(149)	(73)
Net cash provided by (used in) financing activities	30,499	(36)
Net change in cash and cash equivalents and restricted cash	(914)	11,205
Cash and cash equivalents and restricted cash at the beginning of the period	54,220	35,859
Cash and cash equivalents and restricted cash at the end of the period	$53,306	$47,064
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,162	$2,203
The accompanying notes are an integral part of these unaudited condensed financial statements.

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Acumen Pharmaceuticals, Inc. (“Acumen” or the “Company”) was incorporated in 1996 in the state of Delaware. Acumen is a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what the Company believes to be a key underlying cause of Alzheimer’s disease (“AD”). Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. The Company’s scientific founders pioneered research on soluble amyloid-beta oligomers (“AβOs”), which are globular assemblies of the amyloid-beta (“Aβ”) peptide that are distinct from Aβ monomers and amyloid plaques. Based on decades of research and supporting evidence, AβOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. The Company is currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in its Phase 2 ALTITUDE-AD clinical trial, and plans to announce top-line results in November 2026. Top-line results are expected to include the difference compared to placebo after 18 months as measured by the Integrated Alzheimer’s Disease Rating Scale, the Company's primary clinical efficacy endpoint, as well as key secondary endpoints, such as Clinical Dementia Rating – Sum of the Boxes, certain safety measures such as adverse event rates, including amyloid-related imaging abnormalities rates, and key biomarkers. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. Participants who complete the double-blind portion of ALTITUDE-AD are eligible to enroll in an open-label extension portion of the clinical trial. Sabirnetug is a recombinant humanized immunoglobulin gamma 2 monoclonal antibody that was designed to selectively target AβOs. In July 2023, the Company announced top-line results from its Phase 1 INTERCEPT-AD clinical trial of sabirnetug, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD. In addition, the Company is investigating a subcutaneous dosing option of sabirnetug, as well as a blood-brain barrier-penetrating, Aβ oligomer-targeted Enhanced Brain Delivery™ (EBD®) therapy for AD.
In June 2026, the Company announced the nomination of two EBD® development candidates for the treatment of AD pursuant to its collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd. (“JCR”) and the exercise of its option to license and develop such development candidates pursuant to the collaboration, option and license agreement. See additional information in Note 10. Commitments and Contingencies.
The Company is subject to the uncertainty of whether its intellectual property will develop into successful commercial products.
Liquidity, Capital Resources and Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements-Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred operating losses since inception. As of September 30, 2026, the Company had an accumulated deficit of $525.3 million and had cash and cash equivalents and marketable securities of $78.6 million. The Company expects to incur additional losses for the foreseeable future as it continues its research and development activities and will need to raise additional capital to fully implement its business plan and to fund its operations. Until such time, if ever, as the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any such financing will be available to the Company at adequate levels and on a timely basis, or such agreements may not be available on terms acceptable to the Company, or at all. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts if it is unable to maintain sufficient financial resources, and its business, financial condition and results of operations will be materially and adversely affected. The Company expects that its current balance of cash and cash equivalents and marketable securities will not be sufficient to fund its operations for at least 12 months from the date of issuance of these financial statements. The Company’s cash forecast contains estimates and assumptions related to its ongoing clinical trial and other research and development expenses, and the Company cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.
The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. The more significant estimates and assumptions by management include, among others: the valuation of embedded derivatives within the Company’s debt, long-term, and accruals for clinical trial expenses and other research and development expenses.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company had $52.8 million and $53.7 million in cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
Restricted cash primarily consists of deposited cash collateral for the Company’s credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from the balance sheets to the statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$53,075	$53,989
Restricted cash	231	231
Total cash, cash equivalents and restricted cash	$53,306	$54,220

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
Net Loss Per Share of Common Stock
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, stock options, restricted stock units (“RSUs”) and warrants, which would result in the issuance of incremental shares of common stock. However, potential shares of common stock are excluded if their effect is anti-dilutive. For diluted net loss per share, the weighted-average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share of common stock as of the periods presented, because to do so would be anti-dilutive, were as follows:

	September 30,
	2026	2025
Shares issuable upon exercise of stock options	15,265,416	12,521,864
Shares issuable upon conversion election for term loan facility	988,142	988,142
Shares issuable upon exercise of warrant	730,769	730,769
Unvested RSUs	2,999,389	1,907,976
Total	19,983,716	16,148,751
Segment Information
Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its chief executive officer. The Company has one operating segment focused on the research and development of treatments for AD, including both sabirnetug and its EBD® therapy. See Note 9. Segment Reporting.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards has had or will have a material impact on its financial statements and disclosures.
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The standard is intended to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. As of September 30, 2026, the Company had no induced conversions. The Company adopted this standard on a prospective basis on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
(Subtopic 220-40): Clarifying the Effective Date. The standard is intended to require more detailed disclosures about specified categories of expenses, including employee compensation, depreciation and amortization, included in certain expense captions presented on the face of the income statement. The new standard, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is evaluating the potential impact of this adoption on its financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting – Narrow Scope Improvements. The standard is intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the amendments may be applied on a prospective or retrospective basis. The Company is evaluating the potential impact of this adoption on its financial statements and related disclosures.
NOTE 3. MARKETABLE SECURITIES
The Company’s marketable securities consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$16,655	$1	$(14)	$16,642
Government and agency - U.S.	8,899	—	(12)	8,887
Total available-for-sale securities, short-term	$25,554	$1	$(26)	$25,529

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities, short-term
Corporate debt securities	$62,793	$88	$(5)	$62,876
Total available-for-sale securities, short-term	$62,793	$88	$(5)	$62,876
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

	September 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$9,063	$(14)	$—	$—	$9,063	$(14)
Government and agency - U.S.	8,887	(12)	—	—	8,887	(12)
Total	$17,950	$(26)	$—	$—	$17,950	$(26)

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)
Total	$6,036	$(3)	$5,119	$(2)	$11,155	$(5)
As of September 30, 2026, all of the Company’s available-for-sale securities mature in six months or less. The Company does not intend to sell any of its available-for-sale securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. No credit losses were recognized on the Company’s available-for-sale securities during the three and nine months ended September 30, 2026 and 2025. The Company recorded no realized gains during the three months ended September 30, 2026 and 2025 and recorded immaterial realized gains during the nine months ended September 30, 2026 and 2025.
NOTE 4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair value measurements as of September 30, 2026 using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2026
Assets included in:
Cash and cash equivalents
Money market securities	$52,794	$—	$—	$52,794
Marketable securities
Corporate debt securities	—	16,642	—	16,642
Government and agency - U.S.	—	8,887	—	8,887
Total fair value	$52,794	$25,529	$—	$78,323
Liabilities included in:
Debt, long-term
Embedded derivatives liability	$—	$—	$480	$480
Total fair value	$—	$—	$480	$480

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
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2026 (in thousands):

Balance, December 31, 2025	$1,430
Change in fair value of embedded derivatives	(950)
Balance, September 30, 2026	$480

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
NOTE 5. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026
	Prepaid Expenses and Other Current Assets	Other Assets, Long-Term	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,599	$4	$3,603
Other receivables	1,747	—	1,747
Prepaid insurance	694	—	694
Dues and subscriptions	302	—	302
Property and equipment, net (1)	—	68	68
Right-of-use asset	—	36	36
Other	188	92	280
Total	$6,530	$200	$6,730

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Assets, Long-Term	Total Prepaid Expenses and Other Assets
Research and development service agreements	$3,527	$29	$3,556
Other receivables	625	—	625
Prepaid insurance	601	—	601
Dues and subscriptions	368	—	368
Right-of-use asset	—	140	140
Property and equipment, net (1)	—	103	103
Other	266	78	344
Total	$5,387	$350	$5,737
(1) As of September 30, 2026 and December 31, 2025, accumulated depreciation totaled approximately $0.1 million and $0.2 million, respectively.
Accrued expenses and other current liabilities as of September 30, 2026 consisted of the following (in thousands):

Accrued Expenses and Other Current Liabilities
Research and development	$6,304
Compensation and other employee liabilities	3,463
Interest	201
Operating lease liability	39
Other	161
Total	$10,168

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Accrued expenses and other current liabilities as of December 31, 2025 consisted of the following (in thousands):

Accrued Expenses and Other Current Liabilities
Research and development	$5,427
Compensation and other employee liabilities	4,066
Interest	249
Operating lease liability	150
Other	180
Total	$10,072
NOTE 6. DEBT
Term Loan
On November 10, 2023, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided the Company with a Term Loan in the aggregate principal amount of $50.0 million, of which the Company borrowed $30.0 million in the first tranche upon closing. The remaining $20.0 million is available for borrowing upon the Company’s request based on review of certain information and discretionary approval from the lenders. The principal amount of the Term Loan outstanding under the Loan Agreement bears interest per annum at the greater of (i) 9.65% or (ii) the sum of the prime rate last quoted in The Wall Street Journal plus 1.15% for such interest period. The Term Loan matures on November 1, 2027. The Loan Agreement provides for a final payment fee of an additional $1.6 million (the “Final Payment”) due upon repayment of the Term Loan. As security for its obligations under the Loan Agreement, the Company granted the lenders a security interest in substantially all of the Company’s assets (other than intellectual property).
The principal and interest of the Term Loan are to be repaid in equal monthly installments beginning on July 1, 2026 through the maturity of the Loan Agreement. The Loan Agreement allows prepayment of the entire Term Loan or a portion of the Term Loan of more than $5.0 million, provided that any partial prepayment will leave outstanding borrowings of at least $15.0 million.
The lenders can elect to convert up to $2.5 million of the Term Loan (the “Conversion Amount”) into the Company’s common stock at a conversion price of $2.53 (the “Conversion Option”). Prior to the consummation of the Company’s Private Placement (as defined below), which constituted the Next Qualified Financing (as defined in the Loan Agreement) pursuant to which the Company received aggregate gross proceeds of at least $20.0 million, the lenders also had an option to convert the Conversion Amount at a conversion price equal to the lowest effective cash price per share of securities issued in such Next Qualified Financing (the “Share-Settled Redemption”). The Conversion Option and Share-Settled Redemption within the Loan Agreement were required to be bifurcated as a single compound embedded derivative (the “Embedded Derivatives”) at fair value, with subsequent changes in fair value recognized in the statements of operations and comprehensive loss.
On March 13, 2026, the Company entered into a securities purchase agreement with certain institutional and accredited investors for a private placement (the “Private Placement”) of shares of the Company’s common stock. See additional information regarding the Private Placement in Note 7. Stockholders’ Equity. The Private Placement was the Next Qualified Financing under the terms of the Loan Agreement and the lenders did not elect to convert the Conversion Amount at the time of the Private Placement. Therefore, the only remaining embedded derivative under the Loan Agreement is the Conversion Option as the Share-Settled Redemption is no longer an election available to the lenders.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
Loan Agreement resulted in a discount of $4.4 million, which is being amortized to interest expense over the term of the Loan Agreement using the effective interest method.
Outstanding debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Principal value of Term Loan, including Final Payment of $1,635	$26,648	$31,635
Fair value of bifurcated embedded derivatives	480	1,430
Unamortized debt discount	(856)	(1,904)
Total	26,272	31,161
Less: debt, short-term	20,404	8,765
Total debt, long-term	$5,868	$22,396
During the three and nine months ended September 30, 2026, the Company made principal payments of approximately $5.0 million on the Term Loan. No principal payments were made during the three and nine months ended September 30, 2025.
The following table provides the components of interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense based on the coupon interest rate of the outstanding debt	$659	$739	$2,114	$2,195
Accretion of debt discount	340	329	1,048	942
Total interest expense related to debt	$999	$1,068	$3,162	$3,137
For the three and nine months ended September 30, 2026, the effective interest rate for the Term Loan was 15.0% and 14.7%, respectively. For the three and nine months ended September 30, 2025, the effective interest rate for the Term Loan was 14.3% and 14.0%, respectively.
As of September 30, 2026, the aggregate principal payments due for the Term Loan are as follows (in thousands):

Remainder of 2026	$5,117
2027	21,531
Total principal payments due for Term Loan	$26,648
NOTE 7. STOCKHOLDERS’ EQUITY
Authorized Shares
As of September 30, 2026, the total number of shares of capital stock authorized to be issued per the Company’s Amended and Restated Certificate of Incorporation is 310,000,000, with 10,000,000 shares designated as preferred stock with a par value of $0.0001 per share, and 300,000,000 shares designated as common stock with a par value of $0.0001 per share. Each share of common stock issued and outstanding is entitled to one vote.
Private Placement
On March 13, 2026, the Company entered into the Private Placement of 10,833,331 shares of the Company’s common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.7 million, before deducting offering costs of approximately $0.3 million. The Company intends to use the net proceeds from the Private Placement to primarily support its EBD® program, including ongoing preclinical development work to support the advancement of a lead clinical candidate molecule, and for working capital

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
and other general corporate purposes. The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission on March 26, 2026 to register the shares sold in the Private Placement.
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
During the nine months ended September 30, 2026 and 2025, the Company did not sell any shares of common stock under the ATM. The Company has issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
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
Restricted Stock Units
During the nine months ended September 30, 2026 and 2025, the Company issued 791,052 and 446,756 shares, respectively, of its common stock in settlement of fully vested RSUs.
Common Stock Warrant
On November 10, 2023, in accordance with the Loan Agreement, the Company issued the Loan Warrant to purchase 730,769 shares of its common stock at an exercise price of $1.95 with a ten-year contractual term and an allocated fair value of $1.1 million. This equity-classified warrant is outstanding as of September 30, 2026.
NOTE 8. STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of stock awards to employees, directors and consultants, became effective on June 30, 2021. The 2021 Plan is a successor to the Company’s Amended and Restated Stock Performance Plan that was adopted by the Company’s board of directors and stockholders on April 8, 2013 (as amended from time to time, most recently on November 20, 2020, the “2013 Plan”). Following the effectiveness of the 2021 Plan, no further grants may be made under the 2013 Plan; however, any outstanding equity awards granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. As of September 30, 2026, there were 3,028,936 options outstanding under the 2013 Plan. On June 3, 2026, Acumen’s stockholders approved the adoption of the Company’s Amended and Restated 2021 Equity Incentive Plan (the “Amended and Restated 2021 Plan”) to (i) increase the number of shares available for issuance by 10,000,000 shares, (ii) remove the automatic “evergreen” share pool increase provision, and (iii) prohibit repricing of stock options without stockholder approval (other than in connection with certain corporate transactions).

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the Amended and Restated 2021 Plan is 29,040,630. As of September 30, 2026, a total of 30,702,193 shares were authorized for issuance under the Amended and Restated 2021 Plan and 10,676,085 shares remained available for issuance under the Amended and Restated 2021 Plan.
The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its condensed statements of operations and comprehensive loss for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$1,654	$1,471	$4,482	$4,454
Research and development	1,052	990	3,144	2,979
Total stock-based compensation	$2,706	$2,461	$7,626	$7,433
Stock Options
The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted during the nine months ended September 30, 2026 and 2025 with the following weighted average assumptions:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.70% - 4.34%	3.93% - 4.52%
Expected term (in years)	1.0 - 6.0	1.0 - 6.0
Expected volatility	84% - 90%	76% - 92%
Expected dividend yield	0%	0%
The weighted average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $1.47 per share and $1.25 per share, respectively.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following table reflects summarized stock option activity during the nine months ended September 30, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	12,578,766	$3.46
Granted	3,135,539	$1.97
Exercised	(127,568)	$1.52
Forfeited	(193,052)	$2.20
Expired	(128,269)	$2.65
Outstanding as of September 30, 2026	15,265,416	$3.19	6.8	$362
Vested and exercisable as of September 30, 2026	10,188,714	$3.59	5.8	$352
The intrinsic value of stock options exercised during the nine months ended September 30, 2026 was approximately $0.2 million and the intrinsic value of stock options exercised during the nine months ended September 30, 2025 was immaterial. As of September 30, 2026, total unrecognized compensation costs related to unvested stock option awards were approximately $8.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
Restricted Stock Units
RSUs granted to employees vest in equal annual installments on the first three anniversaries of the grant date and RSUs granted to members of the Company’s board of directors vest in full on the first anniversary of the grant date.
The following table reflects summarized RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	1,907,976	$2.93
Granted	2,045,683	$1.97
Vested	(869,203)	$3.28
Forfeited	(85,067)	$1.97
Unvested as of September 30, 2026	2,999,389	$2.20
As of September 30, 2026, total unrecognized compensation costs related to unvested RSUs were approximately $4.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares of common stock, became effective on June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2031, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 800,000 shares; provided, however, that before the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2026, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 605,754 shares. As of September 30, 2026, there were a total of 2,975,783 shares reserved for issuance under the ESPP and there have been no purchases of shares under the ESPP, as the ESPP has not yet been implemented.

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
The following table presents selected financial information about the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development
External costs	$15,771	$16,257	$48,948	$67,243
Internally managed costs (1)	4,290	4,720	13,314	14,129
General and administrative (2)	3,034	3,061	9,595	9,783
Other segment expenses (3)	2,718	2,475	7,661	7,478
Other income, net	(444)	(62)	(694)	(2,436)
Segment net loss	$25,369	$26,451	$78,824	$96,197

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
In July 2025, the Company entered into a collaboration, option and license agreement with JCR to develop an Aβ oligomer-targeted EBD® therapy for the treatment of AD. Under the terms of the agreement, the Company paid JCR an upfront license payment, which was recognized as in-process research and development expense during the year ended December 31, 2025. In June 2026, the Company nominated two EBD® development candidates for the treatment of AD pursuant to its collaboration agreement with JCR and exercised its exclusive option to license and develop such development candidates. The option exercise payment of $9.25 million was recognized as in-process research and development expense during the nine months ended September 30, 2026. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration.
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

Acumen Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(unaudited)
In November 2022, the Company entered into a License Agreement (the “Lonza License Agreement”) with Lonza Sales AG (“Lonza”). Under the terms of the Lonza License Agreement, Lonza granted the Company a worldwide non-exclusive license to use Lonza’s glutamine synthetase gene expression system to manufacture and commercialize sabirnetug (the “Lonza Product”). Under the terms of the Lonza License Agreement, in consideration of the licenses and consents granted to the Company, the Company paid an upfront fee of 1.0 million Swiss Francs. The Company is also required to pay certain royalties upon commercialization and annual payments on a country-by-country basis in respect of the manufacturing and sale of the Lonza Product, which include (i) a royalty of less than 1% on net sales where Lonza manufactures the Lonza Product, (ii) an annual royalty payment in Swiss Francs in the low six figures and a royalty of less than 1% on net sales where the Company manufactures the Lonza Product and (iii) an annual payment in Swiss Francs in the mid-six figures per sublicense and a royalty on net sales in the low single digits where a third party manufactures the Lonza Product. These payment obligations expire ten years from the first commercial sales of the Lonza Product in such country of sale.

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
Overview
We are a clinical-stage biopharmaceutical company developing a novel disease-modifying approach targeting what we believe to be a key underlying cause of Alzheimer’s disease, or AD. Alzheimer’s disease is a progressive neurodegenerative disease of the brain that leads to loss of memory and cognitive functions and ultimately results in death. Our scientific founders pioneered research on soluble amyloid-beta oligomers, or AβOs, which are globular assemblies of the amyloid-beta, or Aβ, peptide that are distinct from Aβ monomers and amyloid plaques. Based on decades of research and supporting evidence, AβOs have gained increasing scientific acceptance as a primary toxin involved in the initiation and propagation of AD pathology. We are currently focused on advancing a targeted immunotherapy drug candidate, sabirnetug, in our Phase 2 ALTITUDE-AD clinical trial. We plan to announce top-line results in November 2026. Top-line results are expected to include the difference compared to placebo after 18 months as measured by the Integrated Alzheimer’s Disease Rating Scale, or iADRS, our primary clinical efficacy endpoint, as well as key secondary endpoints, such as Clinical Dementia Rating – Sum of the Boxes, or CDR-SB, certain safety measures such as adverse event rates, including amyloid-related imaging abnormalities, or ARIA rates, and key biomarkers. ALTITUDE-AD is a randomized, double-blind, placebo-controlled, three-arm clinical trial designed to evaluate the clinical efficacy, safety and tolerability of sabirnetug with up to 180 participants per arm for a total of 542 participants with mild cognitive impairment or mild dementia due to AD. We plan to use iADRS at 18 months as the primary outcome measure. The active doses for ALTITUDE-AD are 35 mg/kg and 50 mg/kg, dosed intravenously every four weeks. These dose levels and frequency were selected based on extensive pharmacokinetic and pharmacodynamic modeling of our Phase 1 INTERCEPT-AD clinical trial of sabirnetug. Participants who complete the double-blind portion of ALTITUDE-AD are eligible to enroll in an open-label extension portion of the clinical trial. Sabirnetug is a recombinant humanized immunoglobulin gamma 2, or IgG2, monoclonal antibody, or mAb, that was designed to selectively target AβOs. In July 2023, we announced top-line results from INTERCEPT-AD, which demonstrated that sabirnetug met the primary and secondary objectives of this clinical trial in 62 participants with early AD.
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
In addition, we are investigating a blood-brain barrier-penetrating, Aβ oligomer-targeted Enhanced Brain Delivery™ (EBD®) therapy for the treatment of AD. In March 2026, we announced certain preclinical data from EBD® candidates, including in vitro, in vivo and non-human primate study results, supporting the advancement of the EBD® program: (1) EBD® candidates achieved 14-40x higher brain levels in non-human primates compared to native antibodies 24 hours after dosing; (2) hematology data in non-human primates indicated low potential for anemia, including that, at 24 hours after subcutaneous dosing, EBD® candidates demonstrated no observed change in red blood cell count, hematocrit, hemoglobin or reticulocyte count; and (3) favorable stability profile and enhanced brain delivery support a path to subcutaneous administration with low-volume devices. Following these robust preclinical data from both in vitro and in vivo studies, in June 2026 we announced the nomination of two EBD® development candidates, ACU301 and ACU401. Based on these developments, an investigational new drug, or IND, application for the lead candidate is targeted for mid-2027. This stems from our July 2025 entry into a collaboration, option and license agreement with JCR Pharmaceuticals Co. Ltd., or JCR, to develop an Aβ oligomer-targeted EBD® therapy for the treatment of AD. Under the terms of the agreement, during the year ended December 31, 2025, we made an upfront license payment to JCR and, in

June 2026, we exercised our exclusive option to license and develop two EBD® development candidates, which required an option exercise payment of $9.25 million that was paid to JCR in July 2026. JCR will also be eligible to receive future milestone payments of up to $40.0 million related to development, and up to $515.0 million related to sales, for a total of up to $555.0 million, as well as single-digit percentage royalties on sales of any products that emerge from the collaboration. The combination of sabirnetug or additional, novel, AβO-selective antibodies with JCR’s blood-brain barrier-penetrating technology, J-Brain Cargo®, strengthens our portfolio of AβO-targeted therapies. The partnership is designed to advance potential next-generation treatment options for people living with AD, by targeting the development of products with enhanced efficacy, safety and convenience.
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
In November 2023, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or, together with its affiliates, K2HV. The Loan Agreement provides us with a term loan facility in the aggregate principal amount of up to $50.0 million, of which we have borrowed $30.0 million in the first tranche and which was funded upon closing. The remaining $20.0 million is available for borrowing upon our request, subject to review by the lenders of certain information from us and discretionary approval by the lenders. The term loan facility matures on November 1, 2027. In accordance with the Loan Agreement, we issued to K2HV a warrant to purchase up to 730,769 shares of our common stock at an exercise price of $1.95 per share. During the three and nine months ended September 30, 2026, we made principal payments of approximately $5.0 million in connection with the Loan Agreement.
On March 13, 2026, we entered into a securities purchase agreement with certain institutional and accredited investors for a private placement, or the Private Placement, of 10,833,331 shares of our common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.7 million, before deducting offering costs of approximately $0.3 million. We intend to use the net proceeds from the Private Placement to primarily support our EBD® program, including ongoing preclinical development work to support the advancement of a lead clinical candidate molecule, and for working capital and other general corporate purposes.
We have incurred net losses and negative cash flows from operations since our inception. Our net losses were $78.8 million and $96.2 million for the nine months ended September 30, 2026 and 2025, respectively. Approximately $65.4 million, or 83%, of the net loss for the nine months ended September 30, 2026 was due to research and development spending. As of September 30, 2026, we had an accumulated deficit of $525.3 million and cash and cash equivalents and marketable securities of $78.6 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we continue clinical development activities for sabirnetug, advance our EBD® program, seek to expand our product candidate portfolio through developing additional product candidates, and incur ongoing costs associated with operating as a public company. It is likely that we will seek third-party collaborators for the future commercialization of sabirnetug or any other product candidate that is approved for marketing. Should we seek to commercialize our products at our own expense, we would incur significant additional expenses for marketing, sales, manufacturing and distribution. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.
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
We do not separately track expenses by program as we currently have only one clinical-stage product candidate, sabirnetug, and our preclinical EBD® development candidates, all of which are focused on the research and development of treatments for AD. Further, we have historically relied primarily on consultants for research and development activities; our internal research and development personnel costs currently represent approximately 20% of our total research and development expenses. Our total research and development expenses have increased substantially since initiating the clinical trial program for sabirnetug in 2021. Our research and development expenses could increase in connection with our continued clinical development activities for sabirnetug and the advancement of our EBD® program.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Operating expenses
Research and development	$21,113	$21,968	$(855)	(4)%
General and administrative	4,700	4,545	155	3%
Total operating expenses	25,813	26,513	(700)	(3)%
Loss from operations	(25,813)	(26,513)	700	(3)%
Other income (expense)
Interest income	812	1,639	(827)	(50)%
Interest expense	(999)	(1,068)	69	(6)%
Change in fair value of embedded derivatives	650	(440)	1,090	*
Other expense, net	(19)	(69)	50	*
Total other income	444	62	382	*
Net loss	$(25,369)	$(26,451)	$1,082	(4)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $21.1 million and $22.0 million for the three months ended September 30, 2026 and 2025, respectively. The $0.9 million decrease was primarily due to reductions of $0.9 million for manufacturing and materials costs and $0.7 million for CRO costs, which are both associated with our ALTITUDE-AD clinical trial. Additionally, we realized decreases of $0.8 million for license agreements related to our EBD® program, and $0.2 million for other ALTITUDE-AD clinical trial costs. Partially offsetting the decreased expenses was an increase of $1.7 million for other research and development expenses primarily due to preclinical and IND-enabling work on our EBD® candidates.
General and Administrative Expenses
General and administrative expenses were $4.7 million and $4.5 million for the three months ended September 30, 2026 and 2025, respectively. The $0.2 million increase was primarily due to increases in personnel costs of $0.4 million, including a $0.2 million increase for stock-based compensation expense, and legal fees of $0.1 million, which were partially offset by a decrease for state tax expenses of $0.3 million.

Other Income (Expense)
Other income was $0.4 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The $0.3 million increase was primarily attributable to $1.1 million of increased income recognized with the change in fair value of our embedded derivatives related to the Loan Agreement, and was partially offset by a $0.8 million decrease in interest income on our portfolio of marketable securities due primarily to a lower average investment balance during the three months ended September 30, 2026, with the utilization of cash from investment maturities supporting our ongoing operating cash needs.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Operating expenses
Research and development	$65,406	$84,359	$(18,953)	(22)%
General and administrative	14,112	14,274	(162)	(1)%
Total operating expenses	79,518	98,633	(19,115)	(19)%
Loss from operations	(79,518)	(98,633)	19,115	(19)%
Other income (expense)
Interest income	2,987	6,125	(3,138)	(51)%
Interest expense	(3,162)	(3,137)	(25)	1%
Change in fair value of embedded derivatives	950	(290)	1,240	*
Other expense, net	(81)	(262)	181	*
Total other income	694	2,436	(1,742)	*
Net loss	$(78,824)	$(96,197)	$17,373	(18)%
*Not meaningful
Research and Development Expenses
Research and development expenses were $65.4 million and $84.4 million for the nine months ended September 30, 2026 and 2025, respectively. The $19.0 million decrease was primarily due to reductions of $22.7 million for manufacturing and materials costs and $7.4 million for CRO costs, which are both associated with our ALTITUDE-AD clinical trial. The majority of the manufacturing activity needed for ALTITUDE-AD concluded by the end of 2025, resulting in a significant reduction in expense for the nine months ended September 30, 2026. CRO expenses incurred in the nine months ended September 30, 2026 also decreased as compared to the prior year period as certain CRO activities have been completed at this stage of the ALTITUDE-AD clinical trial, and investigator grant expenses are lower for patients enrolled in the open-label extension portion of the ALTITUDE-AD clinical trial as compared to the double-blind portion of the clinical trial. Additionally, we realized a decrease of $0.2 million for contractors and consultants. The decrease in research and development expense was partially offset by increases of $8.5 million for license agreements related to our EBD® program, $1.2 million for other ALTITUDE-AD clinical trial expenses, $1.1 million for other research and development expenses primarily due to preclinical and IND-enabling work on our EBD® candidates, and $0.5 million in personnel-related costs, including a $0.2 million increase for stock-based compensation expenses. License agreement expense for the nine months ended September 30, 2026 includes the $9.3 million option exercise payment, as compared to the $0.8 million upfront license payment made during the nine months ended September 30, 2025; both were paid pursuant to our collaboration, option and license agreement with JCR.
General and Administrative Expenses
General and administrative expenses were $14.1 million and $14.3 million for the nine months ended September 30, 2026 and 2025, respectively. The $0.2 million decrease was primarily due to reductions in state tax expenses of $0.3 million, consulting expenses of $0.2 million, insurance expenses of $0.2 million and audit and other accounting services expenses of $0.2 million, partially offset by an increase in personnel costs of approximately $0.7 million.

Other Income (Expense)
Other income was $0.7 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. The $1.7 million decrease was primarily attributable to a $3.1 million decrease in interest income on our portfolio of marketable securities due primarily to a lower average investment balance during the nine months ended September 30, 2026 with the utilization of cash from investment maturities supporting our ongoing operating cash needs. This decrease was partially offset by increased income of $1.2 million associated with the change in fair value of our embedded derivatives related to the Loan Agreement and a decrease of $0.2 million for other expenses.
Liquidity, Capital Resources and Going Concern
We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources other than grant revenue and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.
Our operations have been financed primarily by net proceeds from the sale and issuance of our common stock and convertible preferred stock, net proceeds from our initial and subsequent public offerings, the Private Placement and from sales of shares of our common stock under our ATM, borrowings under the Loan Agreement, the issuance of notes, grant revenue and, during our collaboration with Merck, which was in place from 2003 to 2011, certain payments received under our collaboration agreement.
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
We have a sales agreement, or, as amended, the Sales Agreement, with BofA Securities, Inc., Stifel, Nicolaus & Company, Incorporated and BTIG, LLC as sales agents, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $50.0 million under the ATM, which is included in the $200.0 million of securities that may be offered pursuant to the 2024 Registration Statement. Pursuant to the Sales Agreement, we will pay the sales agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the ATM.
During the nine months ended September 30, 2026 and 2025, no shares of common stock were issued under our ATM. We have issued shares of common stock for aggregate gross proceeds of $12.2 million under the ATM since the program’s inception.
On March 13, 2026, we entered into a Private Placement of 10,833,331 shares of our common stock, at an offering price of $3.30 per share. The Private Placement closed on March 16, 2026, for aggregate gross proceeds of approximately $35.7 million, before deducting offering costs of approximately $0.3 million. We intend to use the net proceeds from the Private Placement to primarily support our EBD® program, including ongoing preclinical development work to support the advancement of a lead clinical candidate molecule, and for working capital and other general corporate purposes.
As of September 30, 2026, we had cash and cash equivalents and marketable securities totaling $78.6 million. Our available-for-sale marketable securities mature in six months or less. We could exhaust our available capital resources sooner than we expect, including if we decide to initiate other clinical trials or programs. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current operating plan, we do not expect the current balance of our cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months from the date of issuance of our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. The current balance of our cash and cash equivalents and marketable securities is expected to fund our operations into early 2027. Accordingly, management has concluded that substantial doubt exists regarding our ability to continue as a going concern.
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

Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(68,856)	$(96,442)
Net cash provided by investing activities	37,443	107,683
Net cash provided by (used in) financing activities	30,499	(36)
Net change in cash and cash equivalents and restricted cash	$(914)	$11,205
Operating Activities
The decrease in net cash used in operations of $27.5 million to $68.9 million for the nine months ended September 30, 2026, from $96.4 million for the nine months ended September 30, 2025, is primarily attributable to a decrease in net loss for the nine months ended September 30, 2026 of $17.3 million, a decrease in noncash adjustments of $0.2 million and working capital changes of $10.4 million. Significant changes in noncash items consisted of the change in fair value of embedded derivatives of $1.2 million, a decrease in noncash income for amortization and accretion on marketable securities of $0.7 million, an increase in stock-based compensation expense of $0.2 million and an increase in noncash interest expense of $0.1 million. Working capital changes contributed $10.4 million to the reduction in cash used in operations, including decreases in cash used for accounts payable and accrued clinical trial expenses of $10.4 million and $3.3 million, respectively, which were partially offset by a decrease in cash provided by prepaid expenses and other current assets of $2.3 million and an increase in cash used for accrued expenses and other liabilities of $1.0 million.
Investing Activities
Net cash provided by investing activities decreased by $70.3 million to $37.4 million for the nine months ended September 30, 2026 from $107.7 million for the nine months ended September 30, 2025. This decrease was primarily due to a decrease in proceeds from maturities and sales of marketable securities of $67.6 million and an increase in purchases of marketable securities of $2.8 million, partially offset by a $0.1 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 increased to $30.5 million from net cash used in financing activities of less than $0.1 million during the nine months ended September 30, 2025. Cash provided by financing activities during the nine months ended September 30, 2026 was primarily due to net proceeds of $35.4 million from the issuance of common stock in connection with the Private Placement and $0.2 million of proceeds from the exercise of stock options, which were partially offset by $5.0 million of principal payments made in connection with the Loan Agreement and $0.1 million paid for employee withholding taxes resulting from the repurchase of common shares following the vesting of RSUs.
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
•our progress and success in investigating EBD® therapy for AD;
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was: (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information.
Officer and Director Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading plans (as each such term is defined in Item 408 of Regulation S-K). The trading plans are intended to satisfy the affirmative defense in Rule 10b5-1(c). During the three months ended September 30, 2026, our officers and directors took the following actions with respect to Rule 10b5-1 trading plans:
On September 29, 2026, Eric Siemers, our Chief Medical Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Siemers, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 99,133 RSU awards granted to Mr. Siemers as equity incentive compensation, which sales may occur from January 19, 2027 to December 31, 2029.
On September 29, 2026, Russell Barton, our Chief Operating Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Barton, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 84,600 RSU awards granted to Mr. Barton as equity incentive compensation, which sales may occur from January 19, 2027 to December 31, 2029. On September 29, 2026, Mr. Barton also entered into a separate Rule 10b5-1 trading plan that provides that Mr. Barton, acting through a broker, may sell 331,859 shares of our common stock received upon the exercise of option awards granted to Mr. Barton as equity incentive compensation, which sales may occur from January 4, 2027 to December 31, 2027.
On September 30, 2026, James Doherty, our President and Chief Development Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Doherty, acting through a broker, may sell the number of shares of common stock sufficient to cover the taxes, commissions and any fees associated with the vesting of up to 166,867 RSU awards granted to Mr. Doherty as equity incentive compensation, which sales may occur from January 19, 2027 to December 31, 2029. On September 30, 2026, Mr. Doherty also entered into a separate Rule 10b5-1 trading plan that provides that Mr. Doherty, acting through a broker, may sell (1) 5,000 shares of our common stock and (2) 200,000 shares of our common stock received upon the exercise of option awards granted to Mr. Doherty as equity incentive compensation, which sales may occur from February 5, 2027 to December 31, 2027.

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

ACUMEN PHARMACEUTICALS, INC.

Date: October 26, 2026	By:	/s/ Daniel O’Connell
Daniel O’Connell
Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2026	By:	/s/ Matthew Zuga
Matthew Zuga
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)